Form 10-Q
period 2025-05-03
GameStop Corp.
filed 2025-06-10
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 3, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of June 5, 2025: 447,336,306.

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
GAMESTOP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)
(unaudited)

	May 3, 2025	May 4, 2024	February 1, 2025
ASSETS
Current assets:
Cash and cash equivalents	$6,385.8	$999.9	$4,756.9
Marketable securities	—	83.0	18.0
Receivables, net of allowance of $0.9, $4.4 and $4.7, respectively	44.1	58.9	60.9
Merchandise inventories, net	421.3	675.8	480.2
Prepaid expenses and other current assets	29.3	62.1	39.0
Assets held for sale	226.2	9.4	—
Total current assets	7,106.7	1,889.1	5,355.0
Property and equipment, net of accumulated depreciation of $572.5, $843.6 and $684.2, respectively	54.2	82.4	68.2
Operating lease right-of-use assets	272.5	542.0	374.1
Deferred income taxes	18.7	17.5	18.1
Other noncurrent assets	50.5	56.1	60.0
Total assets	$7,502.6	$2,587.1	$5,875.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$198.4	$282.7	$148.6
Accrued liabilities and other current liabilities	328.4	377.1	362.2
Current portion of operating lease liabilities	113.3	177.7	144.3
Current portion of long-term debt	—	10.8	10.3
Liabilities held for sale	207.2	—	—
Total current liabilities	847.3	848.3	665.4
Long-term debt	1,480.7	14.9	6.6
Operating lease liabilities	167.8	385.3	249.5
Other long-term liabilities	19.4	31.3	24.1
Total liabilities	2,515.2	1,279.8	945.6
Stockholders’ equity:
Class A common stock — $.001 par value; 1,000 shares authorized; 447.3, 306.2 and 447.0 shares issued and outstanding, respectively	0.2	0.1	0.2
Additional paid-in capital	5,110.6	1,635.4	5,105.1
Accumulated other comprehensive loss	(86.7)	(83.1)	(94.0)
Retained loss	(36.7)	(245.1)	(81.5)
Total stockholders’ equity	4,987.4	1,307.3	4,929.8
Total liabilities and stockholders’ equity	$7,502.6	$2,587.1	$5,875.4

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	May 3, 2025	May 4, 2024
Net sales	$732.4	$881.8
Cost of sales	479.6	637.3
Gross profit	252.8	244.5
Selling, general and administrative expenses	228.1	295.1
Asset impairments	35.5	—
Operating loss	(10.8)	(50.6)
Interest income, net	(56.9)	(14.9)
Other income, net	(2.2)	—
Income (loss) before income taxes	48.3	(35.7)
Income tax expense (benefit)	3.5	(3.4)
Net income (loss)	$44.8	$(32.3)

Net income (loss) per share:
Basic	$0.10	$(0.11)
Diluted	0.09	(0.11)

Weighted-average shares outstanding:
Basic	447.1	305.9
Diluted	497.9	305.9

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended
	May 3, 2025	May 4, 2024
Net income (loss)	$44.8	$(32.3)
Other comprehensive income:
Foreign currency translation adjustment	7.3	0.3
Net change in unrealized gain on available-for-sale securities	—	0.2
Total comprehensive income (loss)	$52.1	$(31.8)

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	May 3, 2025	May 4, 2024
Cash flows from operating activities:
Net income (loss)	$44.8	$(32.3)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	5.6	16.8
Stock-based compensation expense, net	5.5	0.6
(Gain) loss on disposal of property and equipment, net	(1.5)	0.3
Asset impairments	35.5	—
Other, net	(0.4)	(0.6)
Changes in operating assets and liabilities:
Receivables, net	12.0	33.4
Merchandise inventories, net	(10.1)	(43.2)
Prepaid expenses and other assets	6.7	8.5
Prepaid income taxes and income taxes payable	(1.6)	(5.1)
Accounts payable and accrued liabilities	110.3	(87.8)
Operating lease right-of-use assets and lease liabilities	(0.6)	1.1
Changes in other long-term liabilities	(13.7)	(1.5)
Net cash flows provided by (used in) operating activities	192.5	(109.8)
Cash flows from investing activities:
Purchases of marketable securities	(14.7)	(7.5)
Proceeds from maturities and sales of marketable securities	22.6	201.9
Capital expenditures	(2.9)	(4.9)
Proceeds from other divestitures	2.2	—
Other	0.1	0.3
Net cash flows provided by investing activities	7.3	189.8
Cash flows from financing activities:
Proceeds from issuance of convertible debt	1,500.0	—
Debt issuance costs from convertible debt	(19.3)	—
Repayments of debt	(2.7)	(2.7)
Proceeds from equity awards directly withheld from employees for tax purposes	2.3	2.2
Payments to tax authorities for equity awards directly withheld from employees	(2.3)	(2.2)
Net cash flows provided by (used in) financing activities	1,478.0	(2.7)
Exchange rate effect on cash, cash equivalents and restricted cash	5.9	1.3
Less: Net change in cash balances classified as assets held for sale	(49.4)	—
Increase in cash, cash equivalents and restricted cash	1,634.3	78.6
Cash, cash equivalents and restricted cash at beginning of period	4,789.8	938.9
Cash, cash equivalents and restricted cash at end of period	$6,424.1	$1,017.5

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)
(unaudited)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Loss	Total Stockholders' Equity
	Shares	Amount
Balance at February 1, 2025	447.0	$0.2	$5,105.1	$(94.0)	$(81.5)	$4,929.8
Net income	—	—	—	—	44.8	44.8
Foreign currency translation adjustment	—	—	—	7.3	—	7.3
Stock-based compensation expense, net	—	—	5.5	—	—	5.5
Settlement of stock-based awards	0.3	—	—	—	—	—
Balance at May 3, 2025	447.3	0.2	5,110.6	(86.7)	(36.7)	4,987.4

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Loss	Total Stockholders' Equity
	Shares	Amount
Balance at February 3, 2024	305.7	$0.1	$1,634.9	$(83.6)	$(212.8)	$1,338.6
Net loss	—	—	—	—	(32.3)	(32.3)
Foreign currency translation adjustment	—	—	—	0.3	—	0.3
Stock-based compensation expense, net	—	—	0.5	—	—	0.5
Settlement of stock-based awards	0.5	—		—	—	—
Net change in unrealized gain on available-for-sale securities	—	—	—	0.2	—	0.2
Balance at May 4, 2024	306.2	0.1	1,635.4	(83.1)	(245.1)	1,307.3

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
The accompanying condensed consolidated financial statements and notes are unaudited. The consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended February 1, 2025 ("fiscal 2024") filed with the Securities and Exchange Commission ("SEC") on March 25, 2025. Due to the seasonal nature of our business, our results of operations for the three months ended May 3, 2025 are not indicative of our future results for the year ending January 31, 2026 ("fiscal 2025"). Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2025 consists of 52 weeks ending on January 31, 2026. Fiscal 2024 consisted of 52 weeks ended on February 1, 2025. All three month periods presented herein contain 13 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth quarter, which includes the holiday selling season.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

2.    Summary of Significant Accounting Policies
Included below are certain updates related to policies included in Part II, Item 8 "Notes to Consolidated Financial Statements", Note 2, Summary of Significant Accounting Policies," in the 2024 Annual Report on Form 10-K.
Cash, Cash Equivalents and Restricted Cash
Our cash and cash equivalents are carried at cost, which approximates fair value, and consists primarily of cash, money market funds, cash deposits with commercial banks, and highly rated direct short-term instruments with an original maturity of 90 days or less. Our restricted cash is also carried at cost, which approximates fair value, and consists primarily of bank deposits that collateralize our obligations to vendors and landlords.
The following table presents a reconciliation of cash, cash equivalents and restricted cash in our Condensed Consolidated Balance Sheets to total cash, cash equivalents and restricted cash in our Condensed Consolidated Statements of Cash Flows:

	May 3, 2025	May 4, 2024	February 1, 2025
Cash and cash equivalents	$6,385.8	$999.9	$4,756.9
Restricted cash(1)	3.5	3.5	3.3
Long-term restricted cash(2)	34.8	14.1	29.6
Total cash, cash equivalents and restricted cash	$6,424.1	$1,017.5	$4,789.8
_________________________________________________
(1)     Recognized in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.
(2)    Recognized in other noncurrent assets on our Condensed Consolidated Balance Sheets.

Investments
We have invested some of our excess cash in investment grade short-term fixed income securities, which consist of U.S. government and agency securities, as well as time deposits. Such investments with an original maturity in excess of 90 days and less than one year are classified as Marketable securities on our Condensed Consolidated Balance Sheets. The Company classifies these investments as available-for-sale debt securities and records them at fair value.
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
On March 18, 2025, our Board of Directors (the "Board") unanimously authorized a revised investment policy (the “Investment Policy”). In accordance with the Investment Policy, the Board has delegated authority to manage the Company’s portfolio of securities investments to an Investment Committee of the Board (the "Investment Committee") consisting of the Company’s Chairman and Chief Executive Officer, Ryan Cohen, as well as two independent members of the Board, together with such personnel and advisors the Investment Committee may further choose.
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

In connection with our efforts to achieve sustained profitability, we continue to evaluate our international assets and operations to determine their strategic and financial fit and to reduce redundancies and underperforming assets.
During the first quarter of fiscal 2025, management committed to a plan to divest the Company's operations in Canada. All relevant assets and liabilities (the "Canadian disposal group") were reclassified as held for sale, and we recognized impairment expense of $18.3 million on the assets in the Canadian disposal group during the first quarter of fiscal 2025. As of May 3, 2025, the carrying value of the Assets held for sale and Liabilities held for sale in the Canadian disposal group were $52.4 million and $58.3 million, respectfully. On May 4, 2025, we sold our Canadian subsidiary, Electronic Boutique Canada, Inc., which operated

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

our Canadian stores and e-commerce business. The proceeds and loss on disposal are expected to be immaterial to our financial statements.
During the first quarter of fiscal 2025, management committed to a plan to divest the Company's operations in France. All relevant assets and liabilities (the "French disposal group") were reclassified as held for sale, and we recognized impairment expense of $17.2 million on the assets in the French disposal group during the first quarter of fiscal 2025. As of May 3, 2025, the carrying value of the Assets held for sale and Liabilities held for sale in the French disposal group were $173.8 million and $148.9 million, respectfully. The sale of the operations in France is expected to close during fiscal year 2025.
The assets and liabilities held for sale are presented separately on our Condensed Consolidated Balance Sheets.
Digital Assets
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-08, Accounting for and Disclosure of Crypto Assets (Subtopic 350-60) (“new crypto assets standard”). The new crypto assets standard requires certain crypto assets to be measured at fair value separately on the balance sheet with changes reported as unrealized gains or loss in the statement of operations each reporting period. The new crypto assets standard also enhances the other intangible asset disclosure requirements by requiring the name, cost basis, fair value, and number of units for each significant crypto asset holding. The new crypto assets standard is effective for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. Adoption of the new crypto assets standard requires a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which an entity adopts the amendments. We adopted the new crypto assets standard on a modified retrospective approach effective February 2, 2025. The cumulative effect of the changes made on our May 3, 2025 condensed consolidated balance sheet for the adoption of the new crypto assets standard was immaterial, and the Company did not hold any material investments in crypto assets as of May 3, 2025.

3.    Revenue
The following table presents net sales by significant product category:

	Three Months Ended
	May 3, 2025	May 4, 2024
Hardware and accessories (1)	$345.3	$505.3
Software (2)	175.6	239.7
Collectibles (3)	211.5	136.8
Total net sales	$732.4	$881.8
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
(3)    Includes the sale of apparel, toys, trading cards, gadgets and other retail products for pop culture and technology enthusiasts.
See Note 8, "Segment Information," for net sales by geographic location.
Performance Obligations
We have arrangements with customers where our performance obligations are satisfied over time, which primarily relate to extended warranties and our GameStop Pro® rewards program.
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

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

Revenue for subscription to our GameStop Pro® rewards program is recognized on a straight-line basis over a 12-month subscription term.
The following table presents our performance obligations recognized in accrued liabilities and other current liabilities on our Condensed Consolidated Balance Sheets:

	May 3, 2025	May 4, 2024
Unredeemed customer liabilities	$146.7	$136.4
Extended warranties	46.5	68.1
Subscriptions	43.8	48.7
Total performance obligations	$237.0	$253.2
Significant Judgments and Estimates
We accrue loyalty points related to our GameStop Pro® rewards program at the estimated retail price per point, net of estimated breakage, which can be redeemed by loyalty program members for products we offer. The estimated retail price per point is based on the actual historical retail prices of products purchased through the redemption of loyalty points. We estimate breakage of loyalty points, unredeemed gift cards, and reservations based on historical redemption rates.
Contract Balances
Our contract liabilities primarily consist of unredeemed customer liabilities and deferred revenues associated with gift cards, extended warranties and subscriptions to our GameStop Pro® rewards program.
The following table presents a roll forward of our contract liabilities:

	May 3, 2025	May 4, 2024
Contract liability beginning balance	$228.9	$274.1
Increase to contract liabilities (1)	210.1	134.9
Decrease to contract liabilities (2)	(185.3)	(155.4)
Other adjustments (3)	(16.7)	(0.4)
Contract liability ending balance	$237.0	$253.2
__________________________________________________
(1)    Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to our GameStop Pro® rewards program and extended warranties sold.
(2)    Consists of redemptions and breakage of gift cards, and trade-in credits, redemptions and breakage of reservation deposits, and expiration of loyalty points. Additionally, this included revenues recognized for our GameStop Pro® rewards program and extended warranties. During the three months ended May 3, 2025 and May 4, 2024, there were $28.4 million and $28.6 million, respectively, of gift cards redeemed that were outstanding as of February 1, 2025 and February 3, 2024, respectively.
(3)    Primarily consists of deferred revenue and accrued loyalty points in France which were reclassified to liabilities held for sale during the first quarter of fiscal 2025.
4.    Fair Value Measurements
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Applicable accounting standards require disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Each fair value measurement is reported in one of the following three levels:
•Level 1 inputs are quoted prices in active markets for identical assets or liabilities;
•Level 2 inputs are observable inputs other than quoted prices included in Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs; and
•Level 3 inputs are unobservable inputs for the asset or liability reflecting our assumptions about pricing by market participants.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Assets and liabilities that are measured at fair value on a recurring basis include our cash equivalents, marketable securities, digital assets, foreign currency contracts, company-owned life insurance policies with a cash surrender value, and certain nonqualified deferred compensation liabilities.
We measure the fair value of cash equivalents, certain marketable securities and digital assets based on quoted prices in active markets for identical assets. Other marketable securities were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.
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
The following tables present our assets and liabilities measured at fair value on a recurring basis:

	May 3, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Time deposits(2)	11.4	—	—	11.4
Level 2:
Company-owned life insurance(3)	0.1	—	—	0.1
Total assets	$11.5	$—	$—	$11.5
Liabilities
Level 2:
Nonqualified deferred compensation(4)	0.1	—	—	0.1
Total liabilities	$0.1	$—	$—	$0.1

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

	May 4, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
U.S. government securities(1)	$60.8	$0.2	$—	$61.0
Time deposits(2)	$22.3	$—	$—	$22.3
Level 2:
Company-owned life insurance(3)	0.2	—	—	0.2
Total assets	$83.3	$0.2	$—	$83.5
Liabilities
Level 2:
Nonqualified deferred compensation(4)	0.1	—	—	0.1
Total liabilities	$0.1	$—	$—	$0.1

	February 1, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Time deposits(2)	18.0	—	—	18.0
Level 2:
Company-owned life insurance(3)	0.1	—	—	0.1
Total assets	$18.1	$—	$—	$18.1
Liabilities
Level 2:
Nonqualified deferred compensation(4)	0.1	—	—	0.1
Total liabilities	$0.1	$—	$—	$0.1
_________________________________________________
(1)    Recognized in cash and cash equivalents and marketable securities on our Condensed Consolidated Balance Sheets.
(2)     Recognized in marketable securities and assets held for sale on our Condensed Consolidated Balance Sheets. During the first quarter of fiscal year 2025 we reclassified $11.4 million of our marketable securities to assets held for sale, on our Condensed Consolidated Balance Sheets.
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
As of May 3, 2025, our government-guaranteed low interest French term loans due through October 2026 ("French Term Loans") had a carrying value of $15.7 million and a fair value of $15.3 million. The fair value of our French Term Loans were estimated based on a model that discounted future principal and interest payments at interest rates available to us at the end of the period for similar debt at the same maturity, which is a Level 2 input defined by the fair value hierarchy.
In the first quarter of fiscal 2025, management committed to a plan to divest the Company's operations in France. In connection with this plan, we reclassified $15.7 million of debt related to the French disposal group to Liabilities held for sale, in the Condensed Consolidated Balance Sheets. The debt was previously included in the Company's consolidated debt balances and consisted of the French Term Loans. Following the reclassification, this amount is no longer included in the total consolidated debt balances.
The carrying value of our cash, restricted cash, net receivables, accounts payable and current portion of debt approximate their fair values due to their short-term maturities.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

5.    Debt
As of May 3, 2025, May 4, 2024 and February 1, 2025, there was $1,480.7 million, $25.7 million and $16.9 million, of outstanding debt, respectively. Total outstanding debt includes $0.0 million, $10.8 million and $10.3 million of short-term debt as of May 3, 2025, May 4, 2024 and February 1, 2025, respectively, which represents the current portion of the French Term Loans. $15.7 million of the debt related to the French disposal group, including $11.4 million of short-term debt, was reclassified to Liabilities held for sale in the Condensed Consolidated Balance Sheets during the first quarter of fiscal 2025.
Convertible Senior Notes
On April 1, 2025, we completed a private offering of $1,500 million aggregate principal amount of 0.00% Convertible Senior Notes due 2030 (the "Convertible Notes"), including the exercise in full of the initial purchaser's option to purchase up to an additional $200 million aggregate principal amount of the Convertible Notes. The Convertible Notes are general unsecured obligations of the Company. The Convertible Notes were issued pursuant to an Indenture, dated April 1, 2025 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). As of May 3, 2025, the balance of the Convertible Notes, net of debt issuance costs of $19.3 million was $1,480.7 million. The carrying amount of the Convertible Notes approximates its fair value.
The Convertible Notes will mature on April 1, 2030, unless earlier converted, redeemed or repurchased. The Convertible Notes will not bear regular interest and the principal amount of the Convertible Notes will not accrete. Holders may convert all or any portion of their Notes at their option at any time prior to the close of business on the business day immediately preceding January 1, 2030 only upon satisfaction of one or more of the following conditions: (1) during any fiscal quarter commencing after the fiscal quarter ending on August 2, 2025 (and only during such fiscal quarter), if the last reported sale price of the Company’s Class A common stock, par value $.001 per share (the “Common Stock”), for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Convertible Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate on each such trading day; (3) if the Company calls such Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Convertible Notes called (or deemed called) for redemption; and (4) upon the occurrence of specified corporate events as set forth in the Indenture. On or after January 1, 2030 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes at any time, in multiples of $1,000 principal amount, at any time, regardless of the foregoing conditions. Upon conversion, the Company will satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election, in the manner and subject to the terms and conditions set forth in the Indenture.
The conversion rate for the Convertible Notes was initially 33.4970 shares of Common Stock per $1,000 principal amount of Notes, which was equivalent to an initial conversion price of approximately $29.85 per share of Common Stock, subject to adjustment in certain events.
The Company may not redeem the Convertible Notes prior to April 6, 2028. The Company may redeem for cash all or any portion of the Convertible Notes (subject to the partial redemption limitation set forth in the Indenture), at its option, on or after April 6, 2028 if the last reported sale price of the Common Stock has been at least 130% of the conversion price for the Convertible Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date.
Noteholders may require the Company to repurchase their Convertible Notes on April 3, 2028, at a cash repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the repurchase date. In addition, if the Company undergoes a fundamental change (as defined in the Indenture), then holders may require the Company to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date.
The Indenture includes customary terms and covenants and sets forth certain events of default after which the Convertible Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company or any of its significant subsidiaries (as defined in the Indenture) after which the Convertible Notes become automatically due and payable. If an event of default other than certain bankruptcy and insolvency-related events of default with respect to the Company or any of its significant subsidiaries occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Convertible Notes by notice to the Company and

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of, and accrued and unpaid special interest, if any, on, all of the then outstanding Convertible Notes to be due and payable.
6.    Commitments and Contingencies
Letter of Credit Facilities
We maintain uncommitted letter of credit facilities with certain banks that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral.
As of May 3, 2025, we had approximately $9.0 million of outstanding stand-by letters of credit and other bank guarantees supported by $7.7 million of cash collateral that is included in restricted cash.
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
7.    Earnings Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include shares from convertible notes, stock options, unvested restricted stock and unvested restricted stock units outstanding during the period, using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive. A net loss from continuing operations causes all potentially dilutive securities to be anti-dilutive.
The following table presents a reconciliation of shares used in calculating basic and diluted net income (loss) per common share:

	Three Months Ended
	May 3, 2025	May 4, 2024
Weighted-average common shares outstanding	447.1	305.9
Dilutive effect of stock-based awards	0.6	—
Dilutive effect of Convertible Notes	50.2	—
Weighted-average diluted common shares	497.9	305.9

Anti-dilutive shares:
Restricted stock units	—	2.7

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

8.    Segment Information
We operate our business in four geographic segments: United States, Canada, Australia and Europe.
We identified segments based on a combination of geographic areas and management responsibility. Segment results for the United States include retail operations in 50 states; our ecommerce website www.gamestop.com; and our GameStop Pro® loyalty program. The United States segment also includes general and administrative expenses related to our corporate offices in Grapevine, Texas. Segment results for Canada include retail and ecommerce operations in Canada. Segment results for Australia include retail and ecommerce operations in Australia and New Zealand. Current year segment results for Europe include retail and ecommerce operations in France. Our segment results for Europe also previously included retail operations in Italy, Germany, Austria, Ireland and Switzerland.
Our chief operating decision makers (“CODM”) are our Chief Executive Officer and our Principal Financial and Accounting Officer, who have responsibility for allocating resources and assessing performance for the operating segments. Our CODM measures segment profit using operating income (loss), which is defined as net income (loss) from operations before net interest (income) expense and income taxes.
Transactions between our reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the three months ended May 3, 2025 and May 4, 2024. Information on total assets by segment is not disclosed as such information is not used by our CODM to evaluate segment performance or to allocate resources and capital.
The following tables present segment information:

	United States	Canada	Australia	Europe	Total
As of and for the Quarter ended May 3, 2025
Net sales	537.5	$38.2	$81.9	$74.8	$732.4
Cost of sales	343.6	28.2	55.0	52.8	479.6
Gross Profit	193.9	10.0	26.9	22.0	252.8
Selling, general and administrative expenses:	160.3	13.9	32.3	21.6	228.1
Store related	131.6	11.3	26.6	22.4	191.9
Other	28.7	2.6	5.7	(0.8)	36.2
Asset impairments	—	18.3	—	17.2	35.5
Operating income (loss)	33.6	(22.2)	(5.4)	(16.8)	(10.8)
Interest income					(56.9)
Other income, net					(2.2)
Income before income taxes					48.3
Income tax expense					3.5
Net income					44.8

Property and equipment, net(1)	37.5	—	16.7	—	54.2
Capital expenditures	1.2	0.1	1.0	0.6	2.9

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

	United States	Canada	Australia	Europe	Total
As of and for the Quarter ended May 4, 2024
Net sales	$617.3	$42.6	$79.6	$142.3	$881.8
Cost of sales	448.5	31.6	53.4	103.8	637.3
Gross Profit	168.8	11.0	26.2	38.5	244.5
Selling, general and administrative expenses:	194.1	15.5	34.3	51.2	295.1
Store related	168.2	11.9	28.2	44.4	252.7
Other	25.9	3.6	6.1	6.8	42.4
Operating loss	(25.3)	(4.5)	(8.1)	(12.7)	(50.6)
Interest income					(14.9)
Loss before income taxes					(35.7)
Income tax benefit					(3.4)
Net loss					(32.3)

Property and equipment, net	44.9	2.0	19.6	15.9	82.4
Capital expenditures	2.5	0.7	1.2	0.5	4.9

(1)    Property and equipment, net for Canada and France (Europe) is classified as Assets held for sale on our Condensed Consolidated Balance Sheets.

9.    Assets Held for Sale
During the first quarter of 2025, we committed to a plan to divest our operations in Canada and France and reclassified all relevant assets and liabilities associated with these operations to assets and liabilities held for sale in our Condensed Consolidated Balance Sheets. The following table presents the assets and liabilities classified as held for sale:

May 3, 2025
Assets Held for Sale
Cash and cash equivalents	$49.4
Marketable securities	11.4
Receivables, net	6.7
Merchandise inventories, net	76.3
Prepaid expenses and other current assets	9.6
Property and equipment, net	13.7
Operating lease right-of-use-assets	79.8
Other noncurrent assets	14.8
Total assets held for sale (gross)	$261.7
Less: Impairment loss	(35.5)
Total assets held for sale (net) as of May 3, 2025	$226.2

Liabilities held for sale
Current liabilities	$140.3
Noncurrent liabilities	66.9
Total liabilities held for sale as of May 3, 2025	$207.2

Based on the expected fair value of the consideration to be received for these businesses, net of our costs to sell, we recognized an impairment on assets held for sale for both the French and Canadian disposal groups in the aggregate amount of $35.5

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

million. The impairment consists of the difference between the fair value and the carrying value of the net assets, including related amounts in Accumulated other comprehensive income.
10.    Income Taxes
Our interim tax provision was determined using an estimated annual effective tax rate and adjusted for discrete taxable events and/or adjustments that have occurred during the three months ended May 3, 2025.
We recognized an income tax expense of $3.5 million, or 7.2%, for the three months ended May 3, 2025, compared to an income tax benefit of $3.4 million, or 9.5%, for the three months ended May 4, 2024.
Our effective income tax rate for the three months ended May 3, 2025 was primarily due to forecasted income taxes due in certain jurisdictions in which we operate, partially offset by tax benefits recognized in the current period.
Our effective income tax rate for the three months ended May 4, 2024 was primarily due to the recognition of tax benefits on certain period losses, partially offset by forecasted income taxes due in certain jurisdictions in which we operate.
11.    Subsequent Events
The Company evaluated subsequent events through June 10, 2025, the date the financial statements were issued.
Between May 3, 2025 and June 10, 2025, the Company purchased 4,710 Bitcoin for cash. The purchase occurred after the balance sheet date and did not affect the Company's financial condition or results of operations as of May 3, 2025.
On May 4, 2025, we sold our Canadian subsidiary, Electronics Boutique Canada, Inc., which operated our Canadian stores and e-commerce business. The proceeds and loss are expected to be immaterial to our financial statements.

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
We operate our business in four geographic segments: United States, Canada, Australia and Europe. Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2025 consists of 52 weeks ending January 31, 2026 ("fiscal 2025"). Fiscal 2024 consisted of 52 weeks ended on February 1, 2025. All three-month periods presented herein contain 13 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods. The discussion and analysis of our results of operations refers to continuing operations unless otherwise noted. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth quarter, which includes the holiday selling season.
BUSINESS PRIORITIES
Our strategy involves (i) using our cash and other sources of liquidity to maximize shareholder value, including through potential investment and/or acquisition opportunities and (ii) optimizing our retail business to achieve profitability.

Investment Policy

On March 18, 2025, our Board of Directors (the "Board") unanimously authorized a revised investment policy (the "Investment Policy"). In accordance with the Investment Policy, the Board has delegated authority to manage the Company’s portfolio of securities investments to an Investment Committee of the Board (the "Investment Committee") consisting of the Company’s Chairman and Chief Executive Officer, Ryan Cohen, as well as two independent members of the Board, together with such personnel and advisors the Investment Committee may further choose. The Investment Committee regularly reviews risks related to the Company's investment portfolio, including concentration risk. When allocating cash to various investment opportunities and considering related investment risk, the Investment Committee considers market-based factors, including risk adjusted after-tax yields. When reviewing concentration risk, the Investment Committee considers the liquidity needs of the Company, among other things.

Investments are made in accordance with the guidelines in the Investment Policy that is reviewed at least annually, with oversight conducted by the Investment Committee and other senior executive officers of the Company.

The overall goals of the Investment Policy are to provide sufficient liquidity to meet the day-to-day financial obligations of the Company, and to optimize investment returns within the guidelines of the Investment Policy. Permissible investment instruments include cash and cash equivalents (e.g., bank obligations, money market funds, and commercial paper), fixed income securities (e.g., obligations of the U.S. Treasury and U.S. Government, tax exempt obligations of states and municipalities, and corporate bonds/notes), equity securities (limited to those listed on the New York Stock Exchange (“NYSE”), NYSE American, NYSE Arca or the Nasdaq Stock Market and in compliance with the listing standards of the applicable exchange) and certain crypto-currencies, including Bitcoin. Individual exceptions to the Investment Policy may only be made by the unanimous agreement of the Investment Committee or, if the Investment Committee is unable to reach unanimous agreement on such exception, by the Board.

On March 25, 2025, we announced that, as part of our revisions to the Investment Policy, the Board approved the addition of Bitcoin as a treasury reserve asset, whereby a portion of our cash or future debt and equity issuances may be invested in Bitcoin. We have not set a maximum amount of Bitcoin we may accumulate. We may also sell any Bitcoin we may acquire.

The Investment Committee directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board. Depending on certain market conditions and various risk factors, Mr. Cohen or other members of the Investment Committee, each in their personal capacity or through affiliated investment vehicles, may at times invest in the same securities in which the Company invests. The Board anticipates that such investments will align the interests of the Company with the interests of related parties because it places the personal resources of such directors at risk in substantially the same manner as resources of the Company in connection with investment decisions made by the Investment Committee on behalf of the Company.
Retail Business
GameStop is actively focused on the below objectives:

•Establish Omnichannel Retail Excellence. We aim to be the leading destination for games and entertainment products through our stores and ecommerce platforms;
•Achieve Profitability. During fiscal 2024, we continued to optimize our cost structure to align with our current and anticipated future needs. We will continue to focus on cost containment as we look to operate with increased efficiency; and
•Expand Our Addressable Market. We continue to explore ways to increase the size of our addressable market through new product and service offerings, including offerings in the graded collectibles category. Expansion of these categories provides the Company with margin accretive opportunities that can assist the Company in achieving its profitability goals.
In connection with our efforts to achieve sustained profitability, we continue to evaluate our international assets and operations, to determine their strategic and financial fit and to eliminate redundancies and underperforming assets. To date we have taken the following steps as part of this ongoing effort:
•During fiscal 2023, we exited our operations in Austria, Ireland and Switzerland;
•During the fourth quarter of fiscal 2024 we closed down our store operations in Germany;
•During the fourth quarter of fiscal 2024, we sold our Italian subsidiary, GameStop Italy S.r.l, which operated our Italian stores and e-commerce business; and
•On February 18, 2025, we announced a plan to pursue a sale of our operations in Canada and France. During the first quarter of fiscal 2025, we recognized impairment expense of $18.3 million on the Canadian disposal group and impairment expense of $17.2 million on the French disposal group.

During fiscal 2024, we initiated a comprehensive store portfolio optimization review which involves identifying stores for closure based on many factors, including an evaluation of current market conditions and individual store performance. This review, among other things, resulted in the closure of 590 stores in the United States in fiscal 2024. While this review is ongoing and a specific set of stores has not been identified for closure, we anticipate closing a significant number of additional stores in fiscal 2025.

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

CONSOLIDATED RESULTS OF OPERATIONS
The following table presents certain statement of operations items and as a percentage of net sales:

	Three Months Ended
	May 3, 2025		May 4, 2024		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$732.4	100.0%	$881.8	100.0%	$(149.4)	(16.9)%
Cost of sales	479.6	65.5	637.3	72.3	(157.7)	(24.7)
Gross profit	252.8	34.5	244.5	27.7	8.3	3.4
Selling, general and administrative expenses	228.1	31.1	295.1	33.5	(67.0)	(22.7)
Asset impairments	35.5	4.8	—	—	35.5	100.0
Operating loss	(10.8)	(1.5)	(50.6)	(5.7)	39.8	78.7
Interest income, net	(56.9)	(7.8)	(14.9)	(1.7)	(42.0)	281.9
Other income, net	(2.2)	(0.3)	—	—	(2.2)	100.0
Income (loss) before income taxes	48.3	6.6	(35.7)	(4.0)	84.0	235.3
Income tax expense (benefit)	3.5	0.5	(3.4)	(0.4)	6.9	202.9
Net income (loss)	$44.8	6.1%	$(32.3)	(3.7)%	$77.1	238.7%

The Three Months Ended May 3, 2025 Compared to the Three Months Ended May 4, 2024
Net Sales
The following table presents net sales by significant product category:

	Three Months Ended
	May 3, 2025		May 4, 2024
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
Hardware and accessories	$345.3	47.1%	$505.3	57.3%
Software	175.6	24.0	239.7	27.2
Collectibles	211.5	28.9	136.8	15.5
Total net sales	$732.4	100.0%	$881.8	100.0%
The following table presents net sales by reportable segment:

	Three Months Ended
	May 3, 2025		May 4, 2024
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
United States	$537.5	73.4%	$617.3	70.0%
Canada	38.2	5.2	42.6	4.8
Australia	81.9	11.2	79.6	9.0
Europe	74.8	10.2	142.3	16.2
Total net sales	$732.4	100.0%	$881.8	100.0%
Net sales decreased $149.4 million, or 16.9%, for the three months ended May 3, 2025, compared to the prior year.
During the three months ended May 3, 2025, net sales in our Europe, Canada and United States segments decreased by 47.4%, 10.3%,12.9%, respectively, compared to the prior year while the net sales in the Australia segment increased by 2.9% compared to the prior year. The decrease in consolidated net sales for the three months ended May 3, 2025 compared to the prior year was primarily attributable to a $160.0 million, or 31.7%, decline in the sale of hardware and accessories, and a $64.1 million, or 26.7%, decline in the sale of software. This was partially offset by a $74.7 million, or 54.6%, increase in the sale of collectibles.

Gross Profit
During the three months ended May 3, 2025, gross profit increased $8.3 million, or 3.4%, compared to the prior year. Gross profit as a percentage of net sales increased to 34.5%, compared to 27.7% in the prior year. The increase in gross profit, as well as gross profit as a percentage of net sales, is primarily due to a shift to higher margin product categories, specifically collectibles and preowned hardware and accessories. Sales of collectibles as a percentage of total net sales increased to 28.9% for the three months ended May 3, 2025, compared to 15.5% in the prior year. Sales of preowned hardware and accessories as a percentage of total net sales increased to 12.5% for the three months ended May 3, 2025, compared to 10.5% in the prior year.
Selling, General and Administrative Expenses
During the three months ended May 3, 2025, SG&A expenses decreased $67.0 million, or 22.7%, compared to the prior year. SG&A expenses as a percentage of sales decreased to 31.1%, compared to 33.5% in the prior year.
The decrease in SG&A expenses for the three months ended May 3, 2025 compared to the prior year is primarily attributable to a reduction in labor-related, consulting service, and marketing costs of $25.3 million, driven by our continued focus on cost reduction efforts. Additionally, store-related costs and depreciation decreased by $21.4 million and $11.3 million, respectively, in the current year, primarily in connection with prior year store closures and international divestitures.
Asset Impairments
During the three months ended May 3, 2025, asset impairments increased by $35.5 million, or 100.0%, compared to the prior year. Asset impairments as a percentage of sales was 4.8% for the three months ended May 3, 2025.

The increase in asset impairments for the three months ended May 3, 2025 compared to the prior year is due to a plan committed to by management in the first quarter of fiscal 2025 to divest the Company's operations in Canada and France, and the corresponding reclassification of all related assets and liabilities as held for sale. This resulted in the Company recognizing an impairment of $18.3 million and $17.2 million for the Canadian disposal group and French disposal group, respectively.

Interest Income, net
During the three months ended May 3, 2025, we recognized net interest income of $56.9 million compared to net interest income of $14.9 million for the three months ended May 4, 2024. Net interest income increased primarily due to higher balances of cash and cash equivalents resulting from the issuance and sale of shares of our common stock from an "at-the-market offering" (ATM) and the Convertible Notes.
Income Tax
We recognized income tax expense of $3.5 million for the three months ended May 3, 2025, compared to an income tax benefit of $3.4 million for the three months ended May 4, 2024. Our effective income tax rate was 7.2% for the three months ended May 3, 2025 and 9.5% for the three months ended May 4, 2024.
Our effective income tax rate for the three and three months ended May 3, 2025 was primarily due to forecasted income taxes due in certain jurisdictions in which we operate, partially offset by tax benefits recognized in the current period.
Our effective income tax rate for the three months ended May 4, 2024 was primarily due to the recognition of tax benefits on certain period losses, partially offset by forecasted income taxes due in certain jurisdictions in which we operate.
See Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements", Note 10, "Income Taxes," for additional information.

LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable securities

	May 3, 2025	May 4, 2024	February 1, 2025
Cash and cash equivalents	$6,385.8	$999.9	$4,756.9
Marketable securities	—	83.0	18.0
Cash, cash equivalents and marketable securities	$6,385.8	$1,082.9	$4,774.9

Sources of Liquidity; Uses of Capital
Our principal sources of liquidity are cash on hand and cash provided by operations. As of May 3, 2025, we had total unrestricted cash and cash equivalents on hand of $6,385.8 million.
Our cash and cash equivalents are carried at cost, which approximates fair value, and consists primarily of cash, money market funds, cash deposits with commercial banks, and highly rated direct short-term instruments that mature in 90 days or less.
Our marketable securities are carried at fair value and include investments in certain highly-rated short-term government notes, government bills, and time deposits. During the first quarter of fiscal 2025, we reclassified the investment portfolios' aggregate balance of $11.4 million, all of which has an original maturity in excess of 90 days and less than one year, to Assets held for sale in the Condensed Consolidated Balance Sheets. Following the reclassification, the amount is no longer included in the total marketable securities balance. See Item 1, Part I, "Notes to the Consolidated Financial Statements", Note 4, "Fair Value Measurements," for additional information.
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
On March 18, 2025, our Board of Directors (the "Board") unanimously authorized a revised investment policy (the "Investment Policy"). In accordance with the revised Investment Policy, the Board has delegated authority to manage the Company’s portfolio of securities investments to an Investment Committee of the Board consisting of the Company’s Chairman and Chief Executive Officer, Ryan Cohen, as well as two independent members of the Board, together with such personnel and advisors the Investment Committee may further choose.
In fiscal 2021, the six separate unsecured term loans held by our French subsidiary, Micromania SAS, for a total of €40.0 million, were extended for five years. During the first quarter of fiscal 2025, we reclassified the French Term Loans to Liabilities held for sale on the Condensed Consolidated Balance Sheets where it continues to be measured at the lower of its carrying amount and fair value less costs to sell. As of May 3, 2025, $15.7 million remains outstanding.
Some of our vendors have requested and may continue to request credit support collateral for our inventory purchase obligations and the levels of such collateral will depend on a variety of factors, including our inventory purchase levels, available payment terms for inventories, favorable credit terms and costs of providing collateral.
We maintain uncommitted facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of May 3, 2025, we had letters of credit and other bank guarantees outstanding in the amount of $9.0 million.
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
Pursuant to the prospectus supplement relating to the ATM Offering filed with the SEC on June 7, 2024, (the “June Prospectus Supplement”), we sold an aggregate of 75.0 million additional Common Shares for aggregate gross proceeds before commissions and offering expenses of approximately 2,137.0 million.
Pursuant to the prospectus supplement relating to the ATM Offering filed with the SEC on September 10, 2024, (the “September Prospectus Supplement”), we sold an aggregate of 20.0 million additional Common Shares for aggregate gross proceeds before commissions and offering expenses of approximately $400.0 million.
Convertible Senior Notes
On April 1, 2025, we completed a private offering of $1,500 million aggregate principal amount of 0.00% Convertible Senior Notes due 2030 (the "Convertible Notes"), including the exercise in full of the initial purchaser's option to purchase up to an additional $200 million aggregate principal amount of the Convertible Notes. The Convertible Notes are general unsecured obligation of the Company. The Convertible Notes were issued pursuant to an Indenture, dated April 1, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee.

See Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements", Note 5 “Debt” of our condensed consolidated financial statements for additional information related to the Convertible Notes.
We intend to use the net proceeds from the Convertible Notes for general corporate purposes, including the acquisition of Bitcoin in a manner consistent with the Company’s Investment Policy..
Cash Flows

	Three Months Ended
	May 3, 2025	May 4, 2024	Change
Cash provided by (used in) operating activities	$192.5	$(109.8)	$302.3
Cash provided by investing activities	7.3	189.8	(182.5)
Cash provided by (used in) financing activities	1,478.0	(2.7)	1,480.7
Exchange rate effect on cash, cash equivalents and restricted cash	5.9	1.3	4.6
Net change in cash balance classified as assets held for sale	(49.4)	—	(49.4)
Increase in cash, cash equivalents and restricted cash	$1,634.3	$78.6	$1,555.7
Operating Activities
Cash provided by operating activities was $192.5 million during the three months ended May 3, 2025, compared to cash used in operating activities of $109.8 million during the three months ended May 4, 2024.
Cash provided by operating activities during the three months ended May 3, 2025 was primarily due to the impact of our net income, an increase in trade payables, and a decrease in merchandise inventories.
Cash used in operating activities for the three months ended May 4, 2024 was primarily due to the impact of our net loss, an increase in merchandise inventories, and a decrease in trade payables, partially offset by a reduction in accounts receivable.
Investing Activities
Cash provided by investing activities was $7.3 million during the three months ended May 3, 2025 compared to $189.8 million during the three months ended May 4, 2024.

Cash provided by investing activities during the three months ended May 3, 2025 was primarily attributable to proceeds from the maturity of marketable securities, partially offset by purchases of marketable securities and routine capital expenditures.
Cash provided by investing activities during the three months ended May 4, 2024 was primarily attributable to the maturity of marketable securities, partially offset by purchases of marketable securities and routine capital expenditures.
Financing Activities
Cash flows provided by financing activities were $1,478.0 million during the three months ended May 3, 2025 compared to cash flows used by financing activities of $2.7 million during the three months ended May 4, 2024.

Cash flows provided by financing activities during the three months ended May 3, 2025 was primarily due to gross proceeds of $1,500.0 million received from the issuance of the Convertible Notes, partially offset by Convertible Note issuance costs and repayments on our government-guaranteed low interest French term loans due October 2022 through October 2026.
Cash flows used by financing activities during the three months ended May 4, 2024 was attributable to the repayments on our government-guaranteed low interest French term loans due October 2022 through October 2026 and the settlement of stock-based awards.
CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and exclude certain disclosures required under GAAP for complete consolidated financial statements. Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Part II—Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those included in our 2024 Annual Report on Form 10-K.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

OFF-BALANCE SHEET ARRANGEMENTS
We had no material off-balance sheet arrangements as of May 3, 2025 other than those disclosed in Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements", Note 5 "Debt" and Note 6 "Commitments and Contingencies" of our condensed consolidated financial statements for additional information.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosures about market risk as set forth in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risks" in our 2024 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are designed to provide reasonable assurance that required disclosures in the reports that we file or submit under the Exchange Act have been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are effective in ensuring that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, determined that our disclosure controls and procedures were effective as of May 3, 2025 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The matters described in Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements", Note 6 "Commitments and Contingencies - Legal Proceedings" in this Quarterly Report on Form 10-Q are incorporated by reference.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in the section entitled "Risk Factors" in Part I, Item 1A in our 2024 Annual Report on Form 10-K for the year ended February 1, 2025, and the other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed except the following:

Risks Related to Our Investment Policy and Investment Portfolio

Our investment in Bitcoin exposes us to certain risks associated with Bitcoin.

The Bitcoin markets have historically experienced significant volatility in price, limited liquidity and trading volumes, relative anonymity, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges and other risks inherent in its entirely electronic, virtual form and decentralized network. Our Bitcoin holdings could significantly impact our financial results and the market price of our listed securities. Our Bitcoin strategy has not been tested over an extended period of time or under different market conditions. We are continually examining the risks and rewards of our strategy to hold and acquire additional Bitcoin. By investing in Bitcoin, we may become subject to counterparty risk, such as with our Bitcoin custodians and those with whom we transact in Bitcoin or other crypto-currencies. The broader digital assets industry may also be subject to counterparty risks, which could adversely impact the adoption rate, price, and use of Bitcoin. Bitcoin and other crypto-currencies are subject to regulatory and legal uncertainty, and governments and regulators may enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions that could impact the price of Bitcoin or our ability to acquire, hold or transfer Bitcoin, and may subject us to increased regulatory scrutiny. If federal or state tax authorities change Bitcoin’s classification from property, which allows for capital gains treatment but also imposes certain tax reporting requirements, to another category, such as to currency or a financial asset, the resulting tax implications could negatively affect us and our stockholders. Additionally, changes in the accounting treatment of our Bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. Bitcoin does not pay interest or other returns and we can only generate cash from our Bitcoin holdings if we sell our Bitcoin or implement strategies to create income streams or otherwise generate cash by using our Bitcoin holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our Bitcoin holdings, and any such strategies may subject us to additional risks. If we are unable to sell Bitcoin we hold or acquire, or otherwise generate funds using our Bitcoin holdings, or if we are forced to sell our Bitcoin at a significant loss, our business and financial condition could be negatively impacted. In addition, Bitcoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the Bitcoin ecosystem, as well as the Bitcoin and blockchain ledger, digital wallets, and other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities. If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our Bitcoin, or other similar circumstances or events occur, we may lose some or all of our Bitcoin and our financial condition and results of operations could be materially adversely affected. Further, to the extent the private keys for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private keys is accessible, neither we nor our custodians would be able to access the Bitcoin held in the related digital wallet.

Risks Related to Our Outstanding Notes

We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.

In April 2025, we issued $1.5 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2030, which we refer to as the Convertible Notes. As of May 3, 2025, we had $1.5 billion outstanding aggregate principal amount of Convertible Notes. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

The Convertible Notes are our obligations only, and substantially all of our operations are conducted through, and a portion of our consolidated assets are held by, our subsidiaries.

The Convertible Notes are our obligations exclusively and are not guaranteed by any of our operating subsidiaries. Substantially all of our operations are conducted through, and a portion of our consolidated assets are held by, our subsidiaries. Accordingly, our ability to service our debt, including the Convertible Notes, depends in part on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans or otherwise, to pay amounts due on our obligations, including the Convertible Notes. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make payments on the Convertible Notes or to make any funds available for that purpose. In addition, dividends, loans or other distributions to us from such subsidiaries may be subject to contractual and other restrictions, including the agreements governing the French Term Loans which limit dividends, loans or other distributions from our subsidiary Micromania, and are subject to other business considerations.

Servicing the Convertible Notes requires a significant amount of cash, and we may not have sufficient cash flow from our business to make such payments, and we may incur additional indebtedness in the future.

Our ability to make scheduled payments of the principal of, to pay special interest, if any, on or to refinance the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service the Convertible Notes and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our obligations under the Convertible Notes.

In addition, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in any future debt instruments that we may enter into, which may include secured debt. We are not restricted under the terms of the indenture that govern the Convertible Notes from incurring additional debt, securing future debt, recapitalizing future debt or taking a number of other actions that are not limited by the terms of the indenture that govern the Convertible Notes, which could have the effect of diminishing our ability to make payments on the Convertible Notes when due.

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the Convertible Notes for cash on April 3, 2028 or upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.

Holders of the Convertible Notes have the right to require us to repurchase all or any portion of their Convertible Notes on April 3, 2028 and, subject to certain conditions and limited exceptions, to require us to repurchase all or any portion of their Convertible Notes upon the occurrence of a fundamental change, in each case, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the applicable repurchase date. In addition, upon any conversion of the Convertible Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Convertible Notes surrendered therefor or pay cash with respect to the Convertible Notes being converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our Class A common stock.

The conversion of some or all of the Convertible Notes may dilute the ownership interests of our stockholders. Upon conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock. If we elect to settle our conversion obligation in shares of our Class A common stock or a combination of cash and shares of our Class A common stock, any sales in the public market of our Class A common stock issuable upon such conversion could adversely affect prevailing market price of our Class A common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our Class A common stock could depress the price of our Class A common stock.

Certain provisions in the indenture that govern the Convertible Notes may delay or prevent an otherwise beneficial takeover attempt of us.

Certain provisions in the indenture that govern the Convertible Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture that governs the Convertible Notes will require us to repurchase the Convertible Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Convertible Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Convertible Notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION

As of June 5, 2025, there were approximately 447,336,306 shares of our Class A common stock outstanding. Of those outstanding shares, approximately 379.2 million were held by Cede & Co on behalf of the Depository Trust & Clearing Corporation (or approximately 85% of our outstanding shares) and approximately 68.1 million shares of our Class A common stock were held by registered holders with our transfer agent (or approximately 15% of our outstanding shares) as of June 5, 2025.

Security Trading Plans of Directors and Executive Officers

On April 23, 2025, Mark Robinson, the Company’s General Counsel and Secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 11,719 shares of our common stock, subject to certain conditions. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until October 24, 2025, or earlier if all transactions under the trading arrangement are completed.

On April 25, 2025, Dan Moore, the Company’s Principal Financial and Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 5,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 31, 2025, or earlier if all transactions under the trading arrangement are completed.

None of the Company's other directors or executive officers of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended May 3, 2025, as such terms are defined under Item 408(a) or Regulation S-K.

Equity Awards

On June 10, 2025, the Compensation Committee of the Board (the "Compensation Committee") approved new long-term equity incentive awards pursuant to the GameStop Corp. 2022 Incentive Plan (the “Plan”) for Mark Robinson, our General Counsel and Secretary, and Daniel Moore, our Principal Financial and Accounting Officer. These awards are intended to form a portion of these executives’ total compensation and are being issued in connection with the vesting of the executives’ previously issued awards. In issuing these new awards, the Compensation Committee reviewed realizable compensation data for these executives currently and over the term of the awards, taking into account the vesting schedule of equity awards granted to them previously.

Mr. Robinson is to receive a restricted stock unit award pursuant to the Plan with respect to a number of shares of the Company’s Class A common stock, par value $.001 per share (the “Common Stock”) determined by dividing $2,500,000 by the average closing price of the Common Stock for the 30 trading days immediately preceding July 1, 2025. The equity award will vest in 8 equal installments over a two-year period.

Mr. Moore is to receive a restricted stock unit award pursuant to the Plan with respect to a number of shares of the Common Stock determined by dividing $542,500 by the average closing price of the common stock for the 30 trading days immediately preceding July 1, 2025. The equity award will vest in 7 equal installments over a 1.75 year period.

ITEM 6.    EXHIBITS

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
3.1	Third Amended and Restated Certificate of Incorporation.	Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013	September 11, 2013

3.2	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation.	Current Report on Form 8-K	June 3, 2022

3.3	Fifth Amended and Restated Bylaws.	Current Report on Form 8-K	March 6, 2017

4.1	Indenture, dated April 1, 2025, between GameStop Corp. and U.S. Bank Trust Company, National Association, as Trustee	Current Report on Form 8-K	April 1, 2025

4.2	Form of Global Note representing GameStop Corp.’s 0.00% Convertible Senior Notes due 2030 (included within Exhibit 4.1)	Current Report on Form 8-K	April 1, 2025

10.1†	Open Market Sale AgreementSM, dated May 17, 2024, by and between GameStop Corp, and Jefferies LLC.	Current Report on Form 8-K	May 17, 2024

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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

GAMESTOP CORP.

Date: June 10, 2025	By:	/s/ Daniel Moore
Daniel Moore
Principal Financial and Accounting Officer