Form 10-Q
period 2025-08-02
GameStop Corp.
filed 2025-09-09
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of September 5, 2025: 447,666,484.

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
GAMESTOP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)
(unaudited)

	August 2, 2025	August 3, 2024	February 1, 2025
ASSETS
Current assets:
Cash and cash equivalents	$8,694.4	$4,193.1	$4,756.9
Marketable securities	—	11.1	18.0
Receivables, net of allowance of $0.9, $4.4 and $4.7, respectively	45.5	59.7	60.9
Merchandise inventories, net	484.9	560.0	480.2
Prepaid expenses and other current assets	36.6	60.0	39.0
Assets held for sale	177.0	2.1	—
Total current assets	9,438.4	4,886.0	5,355.0
Property and equipment, net of accumulated depreciation of $567.2, $846.0 and $684.2, respectively	52.3	78.9	68.2
Digital assets	528.6	—	—
Operating lease right-of-use assets	249.9	490.9	374.1
Deferred income taxes	18.8	17.5	18.1
Other noncurrent assets	53.1	63.0	60.0
Total assets	$10,341.1	$5,536.3	$5,875.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$292.9	$220.5	$148.6
Accrued liabilities and other current liabilities	283.8	377.8	362.2
Current portion of operating lease liabilities	101.5	174.2	144.3
Current portion of long-term debt	—	11.0	10.3
Liabilities held for sale	151.7	—	—
Total current liabilities	829.9	783.5	665.4
Long-term debt	4,160.9	12.4	6.6
Operating lease liabilities	155.5	335.9	249.5
Other long-term liabilities	18.4	21.1	24.1
Total liabilities	5,164.7	1,152.9	945.6
Stockholders’ equity:
Class A common stock — $.001 par value; 1,000 shares authorized; 447.6, 426.5 and 447.0 shares issued and outstanding, respectively	0.2	0.2	0.2
Additional paid-in capital	5,116.9	4,696.5	5,105.1
Accumulated other comprehensive loss	(72.6)	(83.0)	(94.0)
Retained earnings (loss)	131.9	(230.3)	(81.5)
Total stockholders’ equity	5,176.4	4,383.4	4,929.8
Total liabilities and stockholders’ equity	$10,341.1	$5,536.3	$5,875.4

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$972.2	$798.3	$1,704.6	$1,680.1
Cost of sales	689.1	549.5	1,168.7	1,186.8
Gross profit	283.1	248.8	535.9	493.3
Selling, general and administrative expenses	218.8	270.8	446.9	565.9
Asset impairments	(2.1)	—	33.4	—
Operating income (loss)	66.4	(22.0)	55.6	(72.6)
Interest income, net	(79.6)	(39.5)	(136.5)	(54.4)
Unrealized gain on digital assets	(28.6)	—	(28.6)	—
Other income, net	—	—	(2.2)	—
Income (loss) before income taxes	174.6	17.5	222.9	(18.2)
Income tax expense (benefit)	6.0	2.7	9.5	(0.7)
Net income (loss)	$168.6	$14.8	$213.4	$(17.5)

Net income (loss) per share:
Basic	$0.38	$0.04	$0.48	$(0.05)
Diluted	0.31	0.04	0.42	(0.05)

Weighted-average shares outstanding:
Basic	447.4	386.4	447.3	346.2
Diluted	546.5	387.2	506.2	346.2

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net income (loss)	$168.6	$14.8	$213.4	$(17.5)
Other comprehensive income:
Foreign currency translation adjustment	14.1	0.1	21.4	0.4
Net change in unrealized gain on available-for-sale securities	—	—	—	0.2
Total comprehensive income (loss)	$182.7	$14.9	$234.8	$(16.9)

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	August 2, 2025	August 3, 2024
Cash flows from operating activities:
Net income (loss)	$213.4	$(17.5)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	10.3	24.4
Stock-based compensation expense, net	11.8	6.0
Unrealized gain on digital assets	(28.6)	—
Gain on disposal of property and equipment, net	(0.6)	(2.3)
Asset impairments, net	33.4	—
Other, net	2.6	0.5
Changes in operating assets and liabilities:
Receivables, net	9.8	33.9
Merchandise inventories, net	(82.2)	72.7
Prepaid expenses and other assets	5.9	(2.1)
Prepaid income taxes and income taxes payable	(10.4)	(3.4)
Accounts payable and accrued liabilities	163.9	(143.7)
Operating lease right-of-use assets and lease liabilities	(1.7)	0.5
Changes in other long-term liabilities	(17.7)	(10.2)
Net cash flows provided by (used in) operating activities	309.9	(41.2)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	9.8
Purchases of marketable securities	(67.2)	(7.5)
Proceeds from maturities and sales of marketable securities	64.0	273.9
Purchase of digital assets	(500.0)	—
Capital expenditures	(7.0)	(8.0)
Proceeds from other divestitures, net of cash disposed	(3.4)	—
Other	(2.4)	—
Net cash flows (used in) provided by investing activities	(516.0)	268.2
Cash flows from financing activities:
Proceeds from issuance of convertible debt	4,200.0	—
Debt issuance costs from convertible debt	(40.9)	—
Proceeds from the issuance of shares in at-the-market (ATM) offering	—	3,070.4
Issuance costs from ATM offering	—	(14.7)
Repayments of debt	(5.8)	(5.5)
Proceeds from equity awards directly withheld from employees for tax purposes	4.6	4.4
Payments to tax authorities for equity awards directly withheld from employees	(4.6)	(4.4)
Net cash flows provided by financing activities	4,153.3	3,050.2
Exchange rate effect on cash, cash equivalents and restricted cash	6.0	0.9
Less: Net change in cash balances classified as assets held for sale	(9.1)	—
Increase in cash, cash equivalents and restricted cash	3,944.1	3,278.1
Cash, cash equivalents and restricted cash at beginning of period	4,789.8	938.9
Cash, cash equivalents and restricted cash at end of period	$8,733.9	$4,217.0

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)
(unaudited)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained (loss) Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at February 1, 2025	447.0	$0.2	$5,105.1	$(94.0)	$(81.5)	$4,929.8
Net income	—	—	—	—	44.8	44.8
Foreign currency translation adjustment	—	—	—	7.3	—	7.3
Stock-based compensation expense, net	—	—	5.5	—	—	5.5
Settlement of stock-based awards	0.3	—	—	—	—	—
Balance at May 3, 2025	447.3	0.2	5,110.6	(86.7)	(36.7)	4,987.4
Net income	—	—	—	—	168.6	168.6
Foreign currency translation adjustment	—	—	—	14.1	—	14.1
Stock-based compensation expense, net	—	—	6.3	—	—	6.3
Settlement of stock-based awards	0.3	—	—	—	—	—
Balance at August 2, 2025	447.6	$0.2	$5,116.9	$(72.6)	$131.9	$5,176.4

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Loss	Total Stockholders' Equity
	Shares	Amount
Balance at February 3, 2024	305.7	$0.1	$1,634.9	$(83.6)	$(212.8)	$1,338.6
Net loss	—	—	—	—	(32.3)	(32.3)
Foreign currency translation adjustment	—	—	—	0.3	—	0.3
Stock-based compensation expense, net	—	—	0.6	—	—	0.6
Settlement of stock-based awards	0.5	—		—	—	—
Unrealized gain on Marketable Securities	—	—	—	0.2	—	0.2
Balance at May 4, 2024	306.2	0.1	1,635.5	(83.1)	(245.1)	1,307.4
Net income	—	—	—	—	14.8	14.8
Stock-based compensation expense, net	—	—	5.4	—	—	5.4
Foreign currency translation adjustment	—	—	—	0.1	—	0.1
Issuance of common stock, net of cost	120.3	0.1	3,055.6	—	—	3,055.7
Balance at August 3, 2024	426.5	$0.2	$4,696.5	$(83.0)	$(230.3)	$4,383.4

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
Effective May 4, 2025, we operate our business in three geographic segments: United States, Australia and Europe. During the second quarter of fiscal 2025, we divested our operations in Canada, which previously comprised a fourth separate reporting segment. See Note 8, "Segment Information," for further details. The information contained in these condensed consolidated financial statements refers to continuing operations unless otherwise noted.
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

The accompanying condensed consolidated financial statements and notes are unaudited. The condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended February 1, 2025 ("fiscal 2024") filed with the Securities and Exchange Commission ("SEC") on March 25, 2025. Due to the seasonal nature of our business, our results of operations for the six months ended August 2, 2025 are not indicative of our future results for the year ending January 31, 2026 ("fiscal 2025"). Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2025 consists of 52 weeks ending on January 31, 2026. Fiscal 2024 consisted of 52 weeks ended on February 1, 2025. All three month periods presented herein contain 13 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth quarter, which includes the holiday selling season.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

2.    Summary of Significant Accounting Policies
Included below are certain updates related to policies included in Part II, Item 8 "Notes to Consolidated Financial Statements," Note 2, Summary of Significant Accounting Policies," in the 2024 Annual Report on Form 10-K.
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
The following table presents a reconciliation of cash, cash equivalents and restricted cash in our Condensed Consolidated Balance Sheets to total cash, cash equivalents and restricted cash in our Condensed Consolidated Statements of Cash Flows:

	August 2, 2025	August 3, 2024	February 1, 2025
Cash and cash equivalents	$8,694.4	$4,193.1	$4,756.9
Restricted cash(1)	3.5	3.5	3.3
Long-term restricted cash(2)	36.0	20.4	29.6
Total cash, cash equivalents and restricted cash	$8,733.9	$4,217.0	$4,789.8
_________________________________________________
(1)     Recognized in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.
(2)    Recognized in other noncurrent assets on our Condensed Consolidated Balance Sheets.

Investments
We have invested some of our excess cash in investment grade short-term fixed income securities, which consist of U.S. government and agency securities, as well as time deposits. Such investments with an original maturity in excess of 90 days and less than one year are classified as Marketable securities on our Condensed Consolidated Balance Sheets. The Company classifies these investments as available-for-sale debt securities and records them at fair value. Unrealized holding gains and losses on these investments are recognized in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets. Realized gains and losses upon sale or extinguishment are reported in Other income, net in our Condensed Consolidated Statements of Operations. Each reporting period, we evaluate whether declines in fair value below carrying value are due to expected credit losses, as well as our ability and intent to hold the investment until a forecasted recovery occurs.
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
On March 25, 2025, we announced that, as part of our revisions to the Investment Policy, the Board approved the addition of Bitcoin as a treasury reserve asset, whereby a portion of our cash or future debt and equity issuances may be invested in Bitcoin. Such investments are classified as Digital assets on our Condensed Consolidated Balance Sheets, and are recorded at fair value. See "Digital Assets" section below for further details.

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
During the first quarter of fiscal 2025, management approved a plan to divest the Company's operations in Canada. Accordingly, all related assets and liabilities (the "Canadian disposal group") were reclassified as held for sale, and an impairment expense of $18.3 million was recorded. During the second quarter of fiscal 2025, we completed the sale of our Canadian subsidiary,

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

Electronic Boutique Canada, Inc., which operated our Canadian stores and e-commerce business. The related loss on disposal was recognized as "Asset impairments" within the operating expenses in the Company's Condensed Consolidated Statements of Operations. The proceeds from the sale and related loss on disposal were immaterial to our financial statements.
During the first quarter of fiscal 2025, management approved a plan to divest the Company's operations in France. Accordingly, all relevant assets and liabilities (the "French disposal group") were reclassified as held for sale, and an impairment expense of $17.2 million was recorded. During the second quarter of fiscal 2025, we recognized an asset impairment reversal of $2.1 million resulting from the remeasurement of the carrying value of the French disposal group compared to its fair value. As of August 2, 2025, the carrying value of the Assets held for sale and Liabilities held for sale in the French disposal group were $177.0 million and $151.7 million, respectfully. The sale of the operations in France is expected to close within the next 12 months.
The assets and liabilities held for sale are presented separately on our Condensed Consolidated Balance Sheets.
Digital Assets
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08"). ASU 2023-08 requires certain crypto assets to be measured at fair value separately on the balance sheet with gains and losses from changes in the fair value reported as unrealized gains or losses in the statement of operations each reporting period. ASU 2023-08 also enhances the other intangible asset disclosure requirements by requiring the name, cost basis, fair value, and number of units for each significant crypto asset holding. The new crypto assets standard is effective for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. Adoption of the new crypto assets standard requires a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which an entity adopts the amendments. We adopted the new crypto assets standard on a modified retrospective basis effective February 2, 2025. The Company did not hold any material investments in crypto assets immediately prior to the adoption of ASU 2023-08 and the cumulative effect on the opening balance of retained earnings and the impact on our August 2, 2025 Condensed Consolidated Balance Sheets for the adoption of the new crypto assets standard was immaterial.
During the second quarter of fiscal year 2025, the Company purchased 4,710 Bitcoin. The Company accounts for its digital assets, including Bitcoin, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. The Company's digital assets are initially recorded at cost, and are measured at fair value as of each reporting period. The Company determines the fair value of its digital assets in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the Coinbase exchange, an active exchange that the Company has determined to be its principal market for Bitcoin (Level 1 inputs). Changes in fair value are recognized as incurred in the Company's Condensed Consolidated Statements of Operations, as "Unrealized (gain) loss on digital assets," within the non operating expenses in the Company's Condensed Consolidated Statement of Operations.
The following table presents the Company's significant digital asset holdings as of August 2, 2025:

	Quantity(1)	Cost Basis	Fair Value	Cumulative Unrealized Gain (Loss)
Bitcoin	4,710	500.0	528.6	28.6
Total digital assets held as of August 2, 2025	4,710	$500.0	$528.6	$28.6
__________________________________________________
(1) Actual Bitcoin quantity held; not in millions.
The Company recorded an unrealized gain of $28.6 million on its digital assets during the three and six months ended August 2, 2025. The Company did not sell any of the Bitcoin that it purchased during the second quarter of fiscal 2025.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued Accounting Standard Update (ASU) No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s Condensed Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The guidance includes amendments to require public companies to provide additional disclosure about certain costs and expenses. The ASU is effective for annual periods beginning after December 15,

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s Condensed Consolidated Financial Statements.

3.    Revenue
The following table presents net sales by significant product category:

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Hardware and accessories (1)	$592.1	$451.2	$937.4	$956.5
Software (2)	152.5	207.7	328.1	447.4
Collectibles (3)	227.6	139.4	439.1	276.2
Total net sales	$972.2	$798.3	$1,704.6	$1,680.1
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

The following table presents our performance obligations recognized in Accrued liabilities and other current liabilities on our Condensed Consolidated Balance Sheets:

	August 2, 2025	August 3, 2024
Unredeemed customer liabilities	$113.4	$140.2
Extended warranties	48.0	59.9
Subscriptions	41.9	48.1
Total performance obligations	$203.3	$248.2
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
The following table presents a roll forward of our contract liabilities:

	August 2, 2025	August 3, 2024
Contract liability fiscal year beginning balance	$228.9	$253.1
Increase to contract liabilities (1)	428.4	140.3
Decrease to contract liabilities (2)	(454.2)	(145.3)
Other adjustments (3)	0.2	0.1
Contract liability ending balance	$203.3	$248.2
__________________________________________________
(1)    Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to our GameStop Pro® rewards program and extended warranties sold.
(2)    Consists of redemptions and breakage of gift cards, and trade-in credits, redemptions and breakage of reservation deposits, and expiration of loyalty points. Additionally, this included revenues recognized for our GameStop Pro® rewards program and extended warranties. During the six months ended August 2, 2025 and August 3, 2024, there were $28.8 million and $26.3 million, respectively, of gift cards redeemed that were outstanding as of February 1, 2025 and February 3, 2024, respectively.
(3)    Primarily consists of deferred revenue and accrued loyalty points in France which were reclassified to liabilities held for sale during the first half of fiscal 2025.
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
The following tables present our assets and liabilities measured at fair value on a recurring basis:

	August 2, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Time deposits(1)	$23.2	$—	$—	$23.2
Digital assets(2)	500.0	28.6	—	528.6
Level 2:
Company-owned life insurance(3)	0.1	—	—	0.1
Total assets	$523.3	$28.6	$—	$551.9
Liabilities
Level 2:
Nonqualified deferred compensation(4)	0.1	—	—	0.1
Total liabilities	$0.1	$—	$—	$0.1

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

	August 3, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Time deposits(1)	$11.1	$—	$—	$11.1
Level 2:
Company-owned life insurance(3)	0.2	—	—	0.2
Total assets	$11.3	$—	$—	$11.3
Liabilities
Level 2:
Nonqualified deferred compensation(4)	0.1	—	—	0.1
Total liabilities	$0.1	$—	$—	$0.1

	February 1, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Time deposits(1)	$18.0	$—	$—	$18.0
Level 2:
Company-owned life insurance(3)	0.1	—	—	0.1
Total assets	$18.1	$—	$—	$18.1
Liabilities
Level 2:
Nonqualified deferred compensation(4)	0.1	—	—	0.1
Total liabilities	$0.1	$—	$—	$0.1
_________________________________________________
(1)     Recognized in marketable securities and assets held for sale on our Condensed Consolidated Balance Sheets. During the second quarter of fiscal year 2025 we reclassified $23.2 million of our marketable securities to assets held for sale on our Condensed Consolidated Balance Sheets.
(2)    Recognized in digital assets on our Condensed Consolidated Balance Sheets.
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
As of August 2, 2025, our government-guaranteed low interest French term loans due through October 2026 ("French Term Loans") had a carrying value of $13.2 million and a fair value of $12.9 million. The fair value of our French Term Loans were estimated based on a model that discounted future principal and interest payments at interest rates available to us at the end of the period for similar debt at the same maturity, which is a Level 2 input defined by the fair value hierarchy.
During the first quarter of fiscal 2025, management approved a plan to divest the Company's operations in France. In connection with this plan, we reclassified $13.2 million of debt related to the French disposal group to Liabilities held for sale, in the Condensed Consolidated Balance Sheets. The debt was previously included in the Company's consolidated debt balances and consisted of the French Term Loans. Following the reclassification, this amount is no longer included in the total consolidated debt balances.
The carrying value of our cash, restricted cash, net receivables, accounts payable and current portion of debt approximate their fair values due to their short-term maturities.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

5.    Debt
As of August 2, 2025, August 3, 2024 and February 1, 2025, there was $4,160.9 million, $23.4 million and $16.9 million, of outstanding debt, respectively. Total outstanding debt includes $0.0 million, $11.0 million and $10.3 million of short-term debt as of August 2, 2025, August 3, 2024 and February 1, 2025, respectively, which represents the current portion of the French Term Loans. There is an additional $13.2 million of debt related to the French disposal group, including $11.7 million of short-term debt, that is included in Liabilities held for sale in the Condensed Consolidated Balance Sheets as of August 2, 2025.
Convertible Senior Notes
On April 1, 2025, we completed a private offering of $1,500 million aggregate principal amount of 0.00% Convertible Senior Notes due 2030 (the "Convertible 2030 Notes"), including the exercise in full of the initial purchaser's option to purchase up to an additional $200 million aggregate principal amount of the Convertible 2030 Notes. The Convertible 2030 Notes are general unsecured obligations of the Company. The Convertible 2030 Notes were issued pursuant to an Indenture, dated April 1, 2025 (the "2030 Indenture"), between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). As of August 2, 2025, the balance of the Convertible 2030 Notes, net of debt issuance costs of $18.3 million was $1,481.7 million. The carrying amount of the Convertible 2030 Notes approximates its fair value.
The Convertible 2030 Notes will mature on April 1, 2030, unless earlier converted, redeemed or repurchased. The Convertible 2030 Notes will not bear regular interest and the principal amount of the Convertible 2030 Notes will not accrete. Holders may convert all or any portion of their Convertible 2030 Notes at their option at any time prior to the close of business on the business day immediately preceding January 1, 2030 only upon satisfaction of one or more of the following conditions: (1) during any fiscal quarter commencing after the fiscal quarter ending on August 2, 2025 (and only during such fiscal quarter), if the last reported sale price of the Company’s Class A common stock, par value $.001 per share (the “Common Stock”), for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Convertible 2030 Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined in the 2030 Indenture) per $1,000 principal amount of Convertible 2030 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate on each such trading day; (3) if the Company calls such Convertible 2030 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Convertible 2030 Notes called (or deemed called) for redemption; and (4) upon the occurrence of specified corporate events as set forth in the 2030 Indenture. On or after January 1, 2030 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible 2030 Notes at any time, in multiples of $1,000 principal amount, at any time, regardless of the foregoing conditions. Upon conversion, the Company will satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election, in the manner and subject to the terms and conditions set forth in the 2030 Indenture.
The conversion rate for the Convertible 2030 Notes was initially 33.4970 shares of Common Stock per $1,000 principal amount of Notes, which was equivalent to an initial conversion price of approximately $29.85 per share of Common Stock, subject to adjustment in certain events.
The Company may not redeem the Convertible 2030 Notes prior to April 6, 2028. The Company may redeem for cash all or any portion of the Convertible 2030 Notes (subject to the partial redemption limitation set forth in the 2030 Indenture), at its option, on or after April 6, 2028 if the last reported sale price of the Common Stock has been at least 130% of the conversion price for the Convertible 2030 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the Convertible 2030 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the Notes.
Noteholders may require the Company to repurchase their Convertible 2030 Notes on April 3, 2028, at a cash repurchase price equal to 100% of the principal amount of the Convertible 2030 Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the repurchase date. In addition, if the Company undergoes a fundamental change (as defined in the 2030 Indenture), then holders may require the Company to repurchase for cash all or any portion of their Convertible 2030 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible 2030 Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date.
The 2030 Indenture includes customary terms and covenants and sets forth certain events of default after which the Convertible 2030 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company or any of its significant subsidiaries (as defined in the 2030 Indenture) after which the Convertible 2030 Notes become automatically due and payable. If an event of default (other than certain bankruptcy and insolvency-related events of default with respect to the Company or any of its significant subsidiaries) occurs and is continuing, the Trustee by

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

notice to the Company, or the holders of at least 25% in principal amount of the outstanding Convertible 2030 Notes by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of, and accrued and unpaid special interest, if any, on, all of the then outstanding Convertible 2030 Notes to be due and payable.
On June 17, 2025, we completed a private offering of $2,250.0 million aggregate principal amount of 0.00% Convertible Senior Notes due 2032 (the “Convertible 2032 Notes”). Pursuant to the purchase agreement between the Company and the initial purchaser of the Convertible 2032 Notes, the Company granted the initial purchaser an option to purchase up to an additional $450.0 million aggregate principal amount of the Convertible 2032 Notes (the "Additional Notes"). On June 23, 2025, the initial purchaser elected to exercise in full such option, and on June 24, 2025, the Company issued the full aggregate principal amount of the Additional Notes. The Convertible 2032 Notes are general unsecured obligations of the Company. The Convertible 2032 Notes were issued pursuant to an Indenture, dated June 17, 2025 (the "2032 Indenture"), between the Company and the Trustee, as trustee. As of August 2, 2025, the balance of the Convertible 2032 Notes, net of debt issuance costs of $20.8 million was $2,679.2 million. The carrying amount of the Convertible 2032 Notes approximates its fair value.
The Convertible 2032 Notes will mature on June 15, 2032, unless earlier converted, redeemed or repurchased. The Convertible 2032 Notes will not bear regular interest and the principal amount of the notes will not accrete. Holders may convert all or any portion of their Convertible 2032 Notes at their option at any time prior to the close of business on the business day immediately preceding March 15, 2032 only upon satisfaction of one or more of the following conditions: (1) during any fiscal quarter commencing after the fiscal quarter ending on November 1, 2025 (and only during such fiscal quarter), if the last reported sale price of the Company’s Class A common stock, par value $.001 per share (the “Common Stock”), for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined in the 2032 Indenture) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate on each such trading day; (3) if the Company calls such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Notes called (or deemed called) for redemption; and (4) upon the occurrence of specified corporate events as set forth in the 2032 Indenture. On or after June 15, 2032 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible 2032 Notes at any time, in multiples of $1,000 principal amount, at any time, regardless of the foregoing conditions. Upon conversion, the Company will satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election, in the manner and subject to the terms and conditions set forth in the 2032 Indenture.
The conversion rate for the Convertible 2032 Notes will initially be 34.5872 shares of Common Stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $28.91 per share of Common Stock, subject to adjustment in certain events.
The Company may not redeem the Convertible 2032 Notes prior to June 20, 2029. The Company may redeem for cash all or any portion of the Convertible 2032 Notes (subject to the partial redemption limitation set forth in the 2032 Indenture), at its option, on or after June 20, 2029 if the last reported sale price of the Common Stock has been at least 130% of the conversion price for the Convertible 2032 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the Convertible 2032 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the Notes.
Noteholders may require the Company to repurchase their Convertible 2032 Notes on December 15, 2028, at a cash repurchase price equal to 100% the principal amount of the Convertible 2032 Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the repurchase date. In addition, if the Company undergoes a fundamental change (as defined in the 2032 Indenture), then, subject to certain conditions and except as set forth in the 2032 Indenture, holders may require the Company to repurchase for cash all or any portion of their Convertible 2032 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible 2032 Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date.
The 2032 Indenture includes customary terms and covenants and sets forth certain events of default after which the Convertible 2032 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company or any of its significant subsidiaries (as defined in the 2032 Indenture) after which the Convertible 2032 Notes become automatically due and payable. If an event of default other than certain bankruptcy and insolvency-related events of default with respect to the Company or any of its significant subsidiaries occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Convertible 2032 Notes by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of, and accrued and unpaid special interest, if any, on, all of the then outstanding Convertible 2032 Notes to be due and payable.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

6.    Commitments and Contingencies
Letter of Credit Facilities
We maintain uncommitted letter of credit facilities with certain banks that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral.
As of August 2, 2025, we had approximately $8.7 million of outstanding stand-by letters of credit and other bank guarantees supported by $7.7 million of cash collateral that is included in restricted cash.
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
The following table presents a reconciliation of shares used in calculating basic and diluted net income (loss) per common share:

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Weighted-average common shares outstanding	447.4	386.4	447.3	346.2
Dilutive effect of stock-based awards	0.6	0.8	0.6	—
Dilutive effect of Convertible Notes	98.5	—	58.3	—
Weighted-average diluted common shares	546.5	387.2	506.2	346.2

Anti-dilutive shares:
Restricted stock units	—	1.9	—	2.7

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

8.    Segment Information
Effective May 4, 2025, we operate our business in three geographic segments: United States, Australia and Europe. During the second quarter of fiscal 2025, we divested our operations in Canada, which previously comprised a fourth separate reporting segment.
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
Transactions between our reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the three and six months ended August 2, 2025 and August 3, 2024. Information on total assets by segment is not disclosed as such information is not used by our CODM to evaluate segment performance or to allocate resources and capital.
The following tables present segment information:

	United States	Canada	Australia	Europe	Total
As of and for the three months ended August 2, 2025
Net sales	$724.6	$—	$140.9	$106.7	$972.2
Cost of sales	509.3	—	99.1	80.7	689.1
Gross Profit	215.3	—	41.8	26.0	283.1
Selling, general and administrative expenses:	151.6	—	35.8	31.4	218.8
Store related	129.2	—	28.6	26.8	184.6
Other	22.4	—	7.2	4.6	34.2
Asset impairments	—	—	—	(2.1)	(2.1)
Operating income (loss)	63.7	—	6.0	(3.3)	66.4
Interest income, net					(79.6)
Unrealized gain on digital assets					(28.6)
Income before income taxes					174.6
Income tax expense					6.0
Net income					168.6

Property and equipment, net(1)	35.8	—	16.5	—	52.3
Capital expenditures	2.6	—	1.5	—	4.1
(1) Property and equipment, net for France (Europe) is classified as Assets held for sale on our Condensed Consolidated Balance Sheets.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

	United States	Canada	Australia	Europe	Total
As of and for the three months ended August 3, 2024
Net sales	$545.6	$37.7	$87.8	$127.2	$798.3
Cost of sales	371.5	27.5	59.5	91.0	549.5
Gross Profit	174.1	10.2	28.3	36.2	248.8
Selling, general and administrative expenses:	175.6	14.4	34.2	46.6	270.8
Store related	152.7	11.6	28.1	43.6	236.0
Other	22.9	2.8	6.1	3.0	34.8
Operating loss	(1.5)	(4.2)	(5.9)	(10.4)	(22.0)
Interest income, net					(39.5)
Income before income taxes					17.5
Income tax expense					2.7
Net income					14.8

Property and equipment, net	42.5	2.0	18.5	15.9	78.9
Capital expenditures	1.7	0.2	0.7	0.5	3.1

	United States	Canada	Australia	Europe	Total
As of and for the six months ended August 2, 2025
Net sales	$1,262.1	$38.2	$222.8	$181.5	$1,704.6
Cost of sales	852.9	28.2	154.1	133.5	1,168.7
Gross Profit	409.2	10.0	68.7	48.0	535.9
Selling, general and administrative expenses:	311.9	13.9	68.1	53.0	446.9
Store related	260.8	11.3	55.2	49.2	376.5
Other	51.1	2.6	12.9	3.8	70.4
Asset impairments	—	18.3	—	15.1	33.4
Operating income (loss)	97.3	(22.2)	0.6	(20.1)	55.6
Interest income, net					(136.5)
Unrealized gain on digital assets					(28.6)
Other income, net					(2.2)
Income before income taxes					222.9
Income tax expense					9.5
Net income					213.4

Property and equipment, net(1)	35.8	—	16.5	—	52.3
Capital expenditures	3.8	0.1	2.5	0.6	7.0
(1) Property and equipment, net for France (Europe) is classified as Assets held for sale on our Condensed Consolidated Balance Sheets.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

	United States	Canada	Australia	Europe	Total
As of and for the six months ended August 3, 2024
Net sales	$1,162.9	$80.3	$167.4	$269.5	$1,680.1
Cost of sales	820.0	59.1	112.9	194.8	1,186.8
Gross Profit	342.9	21.2	54.5	74.7	493.3
Selling, general and administrative expenses:	369.8	29.8	68.5	97.8	565.9
Store related	320.9	23.5	56.4	88.0	488.8
Other	48.9	6.3	12.1	9.8	77.1
Operating loss	(26.9)	(8.6)	(14.0)	(23.1)	(72.6)
Interest income, net					(54.4)
Loss before income taxes					(18.2)
Income tax benefit					(0.7)
Net loss					(17.5)

Property and equipment, net	42.5	2.0	18.5	15.9	78.9
Capital expenditures	4.2	0.9	1.9	1.0	8.0

9.    Assets Held for Sale
During the first quarter of 2025, management approved a plan to divest our operations in France. Accordingly, all relevant assets and liabilities associated with these operations were reclassified to held for sale in our Condensed Consolidated Balance Sheets, and as of August 2, 2025 are as follows:

August 2, 2025
Assets Held for Sale
Cash and cash equivalents	$9.1
Marketable securities	23.2
Receivables, net	6.8
Merchandise inventories, net	61.8
Prepaid expenses and other current assets	7.1
Property and equipment, net	12.6
Operating lease right-of-use-assets	57.0
Other noncurrent assets	15.0
Total assets held for sale (gross)	192.6
Less: Impairment loss	(15.6)
Total assets held for sale (net) as of August 2, 2025	$177.0

Liabilities held for sale
Current liabilities	$101.6
Noncurrent liabilities	50.1
Total liabilities held for sale as of August 2, 2025	$151.7

Based on the expected fair value of this business, net of our costs to sell this business, we recognized an impairment on assets held for sale for the French disposal group of $17.2 million in the first quarter of fiscal 2025. During the second quarter of fiscal 2025, we recognized an asset impairment reversal of $2.1 million resulting from the remeasurement of the carrying value of the French disposal group compared to its fair value, including related amounts in Accumulated other comprehensive income.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

10.    Income Taxes
Our interim tax provision was determined using an estimated annual effective tax rate and adjusted for discrete taxable events and/or adjustments that have occurred during the six months ended August 2, 2025.
We recognized an income tax expense of $6.0 million, or 3.4%, for the three months ended August 2, 2025, compared to an income tax expense of $2.7 million, or 15.4%, for the three months ended August 3, 2024.
We recognized an income tax expense of $9.5 million or 4.3%, for the six months ended August 2, 2025, compared to an income tax benefit of $0.7 million, or 3.8%, for the six months ended August 3, 2024.
Our effective income tax rate for the three and six months ended August 2, 2025 were primarily comprised of forecasted income taxes due in certain jurisdictions in which we operate, partially offset by tax benefits recognized in the current period.
Our effective income tax rate for the three and six months ended August 3, 2024 were primarily comprised of the recognition of tax benefits on certain current period losses, partially offset by forecasted income taxes due in certain foreign and state jurisdictions in which we operate.
The difference between our effective income tax rates and the statutory income tax rate is primarily due to the impact of the Company's valuation allowance.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States.The legislation includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Act and Jobs Act, modifications to the international tax framework, and the restoration of favorable business tax provisions, such as 100% bonus depreciation and immediate expensing of domestic research and experimental expenditures. The legislation contains multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. While we are continuing to evaluate the full impact of the legislation, we do not expect the OBBBA to have a material effect on our estimated fiscal 2025 effective tax rate.
11. Subsequent Events

On September 9, 2025, the Company announced that the Board declared a warrant dividend distribution to the record holders of Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in our condensed consolidated financial statements, including the notes thereto set forth in Part I, Item 1 of this Form 10-Q. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. These statements are only predictions based on current expectations and assumptions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update or revise any of these forward-looking statements for any reason, whether as a result of new information, future events or otherwise after the date of this Form 10-Q, except as required by law. You should not place undue reliance on these forward-looking statements. The forward-looking statements involve a number of risks and uncertainties. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements and are discussed in our 2024 Annual Report on Form 10-K, including the disclosures under Part I, Item 1A "Risk Factors."
OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”), a Delaware corporation established in 1996, is a leading specialty retailer offering games and entertainment products through its thousands of stores and ecommerce platforms.
Effective May 4, 2025, we operate our business in three geographic segments: United States, Australia and Europe. During the second quarter of fiscal 2025 we divested our operations in Canada, which previously comprised a fourth separate reporting segment. See Note 8, "Segment Information," for further details.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2025 consists of 52 weeks ending January 31, 2026 ("fiscal 2025"). Fiscal 2024 consisted of 52 weeks ended on February 1, 2025. All six-month periods presented herein contain 26 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods. The discussion and analysis of our results of operations refers to continuing operations unless otherwise noted. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth quarter, which includes the holiday selling season.
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
•During the first quarter of fiscal 2025, we announced a plan to pursue a sale of our operations in Canada and France; and

•During the second quarter of fiscal 2025, we completed the sale of our Canadian subsidiary, Electronic Boutique Canada, Inc., which operated our Canadian stores and e-commerce business.

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

We also continue to explore ways to increase the size of our addressable market through new product and service offerings, including offerings in the graded collectibles category. On October 15, 2024, GameStop announced that it had entered into a collaboration with Collectors Holdings, Inc., through its Professional Sports Authenticator division ("PSA"). As part of this collaboration, GameStop became an authorized PSA dealer, and PSA provides autograph authentication and grading services for trading cards through select GameStop stores across the United States. During the second quarter of fiscal year 2025, the Company announced the launch of Power Packs, a new digital trading card platform in partnership with PSA. Power Packs is an online e-commerce experience where collectors buy graded PSA cards that are securely stored in the PSA vault. Each card can be sold back instantly, traded, shipped to the collector, or held for future offers.

CONSOLIDATED RESULTS OF OPERATIONS
The following table presents certain statement of operations items and as a percentage of net sales:

	Three Months Ended
	August 2, 2025		August 3, 2024		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$972.2	100.0%	$798.3	100.0%	$173.9	21.8%
Cost of sales	689.1	70.9	549.5	68.8	139.6	25.4
Gross profit	283.1	29.1	248.8	31.2	34.3	13.8
Selling, general and administrative expenses	218.8	22.5	270.8	33.9	(52.0)	(19.2)
Asset impairments	(2.1)	(0.2)	—	—	(2.1)	100.0
Operating income (loss)	66.4	6.8	(22.0)	(2.8)	88.4	(401.8)
Interest income, net	(79.6)	(8.2)	(39.5)	(4.9)	(40.1)	101.5
Unrealized gain on digital assets	(28.6)	(2.9)	—	—	(28.6)	100.0
Income before income taxes	174.6	18.0	17.5	2.2	157.1	897.7
Income tax expense	6.0	0.6	2.7	0.3	3.3	122.2
Net income	$168.6	17.3%	$14.8	1.9%	$153.8	NM(1)

	Six Months Ended
	August 2, 2025		August 3, 2024		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$1,704.6	100.0%	$1,680.1	100.0%	$24.5	1.5%
Cost of sales	1,168.7	68.6	1,186.8	70.6	(18.1)	(1.5)
Gross profit	535.9	31.4	493.3	29.4	42.6	8.6
Selling, general and administrative expenses	446.9	26.2	565.9	33.7	(119.0)	(21.0)
Asset impairments	33.4	2.0	—	—	33.4	100.0
Operating income (loss)	55.6	3.3	(72.6)	(4.3)	128.2	176.6
Interest income, net	(136.5)	(8.0)	(54.4)	(3.2)	(82.1)	150.9
Unrealized gain on digital assets	(28.6)	(1.7)	—	—	(28.6)	100.0
Other income, net	(2.2)	(0.1)	—	—	(2.2)	100.0
Income (loss) before income taxes	222.9	13.1	(18.2)	(1.1)	241.1	NM(1)
Income tax expense (benefit)	9.5	0.6	(0.7)	—	10.2	NM(1)
Net income (loss)	$213.4	12.5%	$(17.5)	(1.0)%	$230.9	NM(1)
(1) "NM" identifies data that is not meaningful.
The Three and Six Months Ended August 2, 2025 Compared to the Three and Six Months Ended August 3, 2024
Net Sales
The following table presents net sales by significant product category:

	Three Months Ended				Six Months Ended
	August 2, 2025		August 3, 2024		August 2, 2025		August 3, 2024
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
Hardware and accessories	$592.1	60.9%	$451.2	56.5%	$937.4	55.0%	$956.5	57.0%
Software	152.5	15.7	207.7	26.0	328.1	19.2	447.4	26.6
Collectibles	227.6	23.4	139.4	17.5	439.1	25.8	276.2	16.4
Total net sales	$972.2	100.0%	$798.3	100.0%	$1,704.6	100.0%	$1,680.1	100.0%

The following table presents net sales by reportable segment:

	Three Months Ended				Six Months Ended
	August 2, 2025		August 3, 2024		August 2, 2025		August 3, 2024
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
United States	$724.6	74.5%	$545.6	68.4%	$1,262.1	74.1%	$1,162.9	69.2%
Canada	—	—	37.7	4.7	38.2	2.2	80.3	4.8
Australia	140.9	14.5	87.8	11.0	222.8	13.1	167.4	10.0
Europe	106.7	11.0	127.2	15.9	181.5	10.6	269.5	16.0
Total net sales	$972.2	100.0%	$798.3	100.0%	$1,704.6	100.0%	$1,680.1	100.0%
Net sales increased $173.9 million, or 21.8%, for the three months ended August 2, 2025, compared to the prior year.
During the three months ended August 2, 2025, net sales in our Europe and Canada segments decreased by 16.1% and 100.0%, respectively, compared to the prior year while the net sales in the Australia and the United States segments increased by 60.5% and 32.8%, respectively, compared to the prior year. The increase in consolidated net sales for the three months ended August 2, 2025 compared to the prior year was primarily due to a $140.9 million, or 31.2%, increase in the sale of hardware and accessories, and a $88.2 million, or 63.3%, increase in the sale of collectibles. This was partially offset by a $55.2 million, or 26.6%, decline in the sale of software. The decrease in net sales in our Canada segment was due to the divestiture of Canada in the second quarter of fiscal 2025. The decrease in net sales in our Europe segment was primarily due to the divestiture of Italy, and the closure of our operations in Germany, both occurring during the second half of fiscal 2024.
Net sales increased $24.5 million, or 1.5%, for the six months ended August 2, 2025, compared to the prior year.
During the six months ended August 2, 2025, net sales in our Europe and Canada segments decreased by 32.7% and 52.4%, respectively, compared to the prior year while the net sales in the Australia and United States segments increased by 33.1% and 8.5%, respectively, compared to the prior year. The increase in consolidated net sales for the six months ended August 2, 2025 compared to the prior year was primarily due to a $162.9 million, or 59.0%, increase in the sale of collectibles. This was partially offset by a $119.3 million, or 26.7%, decline in the sale of software and a $19.1 million, or 2.0% decline in the sale of hardware and accessories. The decrease in net sales in our Canada segment was due to the divestiture Canada in the second quarter of fiscal 2025. The decrease in net sales in our Europe segment was primarily due to the divestiture of Italy, and the closure of our operations in Germany, both occurring during the second half of fiscal 2024.
Gross Profit
During the three months ended August 2, 2025, gross profit increased $34.3 million, or 13.8%, compared to the prior year. The increase in gross profit is primarily due to an increase in sales of hardware and accessories, as well as the increase in sales of collectibles. Sales of hardware and accessories as a percentage of total net sales increased to 60.9% for the three months ended August 2, 2025, compared to 56.5% in the prior year. Sales of collectibles as a percentage of total net sales increased to 23.4% for the three months ended August 2, 2025, compared to 17.5% in the prior year. Gross profit as a percentage of net sales declined to 29.1%, compared to 31.2% in the prior year primarily due to sales of hardware and accessories increasing more than sales of collectibles during the second quarter of fiscal 2025. Hardware and accessories is a lower margin product category than collectibles.
During the six months ended August 2, 2025, gross profit increased $42.6 million, or 8.6%, compared to the prior year. Gross profit as a percentage of net sales increased to 31.4%, compared to 29.4% in the prior year. The increase in gross profit, as well as gross profit as a percentage of net sales, is primarily due to a shift to higher margin product categories, specifically collectibles and preowned hardware and accessories. Sales of collectibles as a percentage of total net sales increased to 25.8% for the six months ended August 2, 2025, compared to 16.4% in the prior year. Sales of preowned hardware and accessories as a percentage of total net sales increased to 15.2% for the six months ended August 2, 2025, compared to 12.3% in the prior year.

Selling, General and Administrative Expenses
During the three months ended August 2, 2025, SG&A expenses decreased $52.0 million, or 19.2%, compared to the prior year. SG&A expenses as a percentage of sales decreased to 22.5%, compared to 33.9% in the prior year.
The decrease in SG&A expenses for the three months ended August 2, 2025 compared to the prior year is primarily due to a reduction in labor-related, consulting services, and marketing costs of $30.3 million, driven by our continued focus on cost reduction efforts. Additionally, store-related costs and depreciation decreased by $24.9 million and $2.9 million, respectively, in the current year, primarily in connection with prior year store closures and international divestitures.

During the six months ended August 2, 2025, SG&A expenses decreased $119.0 million, or 21.0%, compared to the prior year. SG&A expenses as a percentage of sales decreased to 26.2%, compared to 33.7% in the prior year.
The decrease in SG&A expenses for the six months ended August 2, 2025 compared to the prior year is primarily due to a reduction in labor-related, consulting services, and marketing costs of $55.6 million, driven by our continued focus on cost reduction efforts. Additionally, store-related costs and depreciation decreased by $46.4 million and $14.2 million, respectively, in the current year, primarily in connection with prior year store closures and international divestitures.
Asset Impairments
During the three months ended August 2, 2025, we recognized a $2.1 million asset impairment reversal, compared to no impairment expense for the prior year period.

The asset impairment reversal in the current quarter was the result of the remeasurement of the carrying value of the French disposal group compared to its fair value.

During the six months ended August 2, 2025, asset impairment expense was $33.4 million, compared to no asset impairment expense in the prior year period. Asset impairment as a percentage of sales was 2.0% for the six months ended August 2, 2025.

The asset impairment expense in the current year was due to a plan approved by management in the first quarter of fiscal 2025 to divest the Company's operations in Canada and France, and the corresponding reclassification of all related assets and liabilities as held for sale. This resulted in the Company recognizing an impairment expense of $18.3 million and $15.1 million for the Canadian disposal group and French disposal group, respectively, during the current year.

Interest Income, net
During the three and six months ended August 2, 2025, we recognized net interest income of $79.6 million and $136.5 million, respectively, compared to net interest income of $39.5 million and $54.4 million for the three and six months ended August 3, 2024. Net interest income increased primarily due to higher balances of cash and cash equivalents resulting from the issuance and sale of shares of our common stock in the ATM Offerings as well as the issuance of the Convertible 2030 Notes and Convertible 2032 Notes.
Unrealized gain on digital assets
During the three months ended August 2, 2025, the unrealized gain on digital assets increased by $28.6 million, or 100%, compared to the prior year and as a percentage of sales was 2.9% for the three months ended August 2, 2025. During the six months ended August 2, 2025, unrealized gain on digital assets increased by $28.6 million, or 100%, compared to the prior year and as a percentage of sales was 1.7% for the six months ended August 2, 2025.
The increase in unrealized gain on digital assets for the three and six months ended August 2, 2025 was due to the Company purchasing 4,710 of Bitcoin during the second quarter of fiscal 2025.

Income Tax
We recognized income tax expense of $6.0 million for the three months ended August 2, 2025, compared to an income tax expense of $2.7 million for the three months ended August 3, 2024. Our effective income tax rate was 3.4% for the three months ended August 2, 2025 compared to 15.4% for the three months ended August 3, 2024.
We recognized income tax expense of $9.5 million for the six months ended August 2, 2025, compared to an income tax benefit of $0.7 million for the six months August 3, 2024. Our effective income tax rate was 4.3% for the six months ended August 2, 2025 compared to 3.8% for the six months ended August 3, 2024.
Our effective income tax rate for the three and six months ended August 2, 2025 was primarily due to forecasted income taxes due in certain jurisdictions in which we operate, partially offset by tax benefits recognized in the current period.
Our effective income tax rate for the three and six months ended August 3, 2024 was primarily due to the recognition of tax benefits on certain period losses, partially offset by forecasted income taxes due in certain jurisdictions in which we operate.
See Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements," Note 10, "Income Taxes," for additional information.

LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable securities

	August 2, 2025	August 3, 2024	February 1, 2025
Cash and cash equivalents	$8,694.4	$4,193.1	$4,756.9
Marketable securities	—	11.1	18.0
Cash, cash equivalents and marketable securities	$8,694.4	$4,204.2	$4,774.9
Sources of Liquidity; Uses of Capital
Our principal sources of liquidity are cash on hand and cash provided by operations. As of August 2, 2025, we had total unrestricted cash and cash equivalents on hand of $8,694.4 million.
Our cash and cash equivalents are carried at cost, which approximates fair value, and consists primarily of cash, money market funds, cash deposits with commercial banks, and highly rated direct short-term instruments that mature in 90 days or less.
Our marketable securities are carried at fair value and include investments in certain highly-rated short-term government notes, government bills, and time deposits. During the first quarter of fiscal 2025, we reclassified the investment portfolios' aggregate balance of $11.4 million, all of which had an original maturity in excess of 90 days and less than one year, to Assets held for sale in the Condensed Consolidated Balance Sheets. Following the reclassification, the amount is no longer included in the total marketable securities balance. As of August 2, 2025, the investment portfolios' aggregate balance within Assets held for sale is $23.2 million. See Item 1, Part I, "Notes to the Consolidated Financial Statements," Note 4, "Fair Value Measurements," for additional information.
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
On March 25, 2025 we announced that, as part of our revisions to the Investment Policy, the Board approved the addition of Bitcoin as a treasury reserve asset, whereby a portion of our cash or future debt and equity issuances may be invested in Bitcoin. Such investments are classified as Digital Assets on our Condensed Consolidated Balance Sheets, and are recorded at fair value. During the second quarter of fiscal year 2025, the Company purchased 4,710 Bitcoin for $500 million. We may from time to time sell some of our Bitcoin as part of treasury management operations.
In fiscal 2021, the six separate unsecured term loans held by our French subsidiary, Micromania SAS, for a total of €40.0 million, were extended for five years. During the first quarter of fiscal 2025, we reclassified the French Term Loans to Liabilities held for sale on the Condensed Consolidated Balance Sheets where it continues to be measured at the lower of its carrying amount and fair value less costs to sell. As of August 2, 2025, $13.2 million remains outstanding and classified in Liabilities held for sale.
Some of our vendors have requested and may continue to request credit support collateral for our inventory purchase obligations and the levels of such collateral will depend on a variety of factors, including our inventory purchase levels, available payment terms for inventories, favorable credit terms and costs of providing collateral.
We maintain uncommitted facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of August 2, 2025, we had letters of credit and other bank guarantees outstanding in the amount of $8.7 million.
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
Convertible Senior Notes
On April 1, 2025, we completed a private offering of $1,500 million aggregate principal amount of 0.00% Convertible Senior Notes due 2030 (the "Convertible 2030 Notes"), including the exercise in full of the initial purchaser's option to purchase up to an additional $200 million aggregate principal amount of the Convertible 2030 Notes. The Convertible 2030 Notes are general unsecured obligation of the Company. The Convertible 2030 Notes were issued pursuant to an Indenture, dated April 1, 2025, between the Company and U.S. Bank Trust Company, National Association (the "Trustee"), as trustee.
On June 17, 2025, we completed a private offering of $2,250 million aggregate principal of 0.00% Convertible Senior Notes due 2032 (the "Convertible 2032 Notes"). Pursuant to the purchase agreement between the Company and the initial purchaser of the Notes, the Company granted the initial purchaser an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes are first issued, up to an additional $450 million aggregate principal amount of Notes. The Convertible 2032 Notes are general unsecured obligation of the Company. The Convertible 2032 Notes were issued pursuant to an Indenture, dated June 17, 2025, between the Company and the Trustee, as trustee.
See Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements," Note 5 “Debt” of our condensed consolidated financial statements for additional information related to the Convertible 2030 Notes and the Convertible 2032 Notes.
We intend to use the net proceeds from the Convertible 2030 Notes for general corporate purposes, including the acquisition of Bitcoin in a manner consistent with the Company’s Investment Policy. We intend to use the net proceeds from the Convertible 2032 Notes for general corporate purposes, including making investments in a manner consistent with the Company's Investment Policy and potential acquisitions.

Cash Flows

	Six Months Ended
	August 2, 2025	August 3, 2024	Change
Cash provided by (used in) operating activities	$309.9	$(41.2)	$351.1
Cash (used in) provided by investing activities	(516.0)	268.2	(784.2)
Cash provided by financing activities	4,153.3	3,050.2	1,103.1
Exchange rate effect on cash, cash equivalents and restricted cash	6.0	0.9	5.1
Net change in cash balance classified as assets held for sale	(9.1)	—	(9.1)
Increase in cash, cash equivalents and restricted cash	$3,944.1	$3,278.1	$666.0

Operating Activities
Cash flows provided by operating activities were $309.9 million during the six months ended August 2, 2025, compared to cash flows used in operating activities of $41.2 million during the six months ended August 3, 2024.
Cash flows provided by operating activities during the six months ended August 2, 2025 were primarily due to the impact of our net income, as well as an increase in accounts payable and accrued liabilities, partially offset by an increase in merchandise inventories.
Cash flows used in operating activities for the six months ended August 3, 2024 were primarily due to a decrease in accounts payable and accrued liabilities, as well as the impact of our net loss, partially offset by a decrease in accounts receivable and a decrease in merchandise inventory.
Investing Activities
Cash flows used in investing activities were $516.0 million during the six months ended August 2, 2025 compared to cash flows provided by investing activities of $268.2 million during the six months ended August 3, 2024.

Cash flows used in investing activities during the six months ended August 2, 2025 were primarily due to the purchase of digital assets (Bitcoin) in the second quarter of fiscal 2025.

Cash provided by investing activities during the six months ended August 3, 2024 were primarily due to proceeds from the maturity of marketable securities.
Financing Activities
Cash flows provided by financing activities were $4,153.3 million during the six months ended August 2, 2025 compared to $3,050.2 million during the six months ended August 3, 2024.

Cash flows provided by financing activities during the six months ended August 2, 2025 were primarily due to gross proceeds of $4,200.0 million received from the issuance of Convertible 2030 Notes and the Convertible 2032 Notes, partially offset by their respective issuance costs as well as repayments on our government-guaranteed low interest French term loans due October 2022 through October 2026.
Cash flows provided by financing activities during the six months ended August 3, 2024 were primarily due to gross proceeds of $3,070.4 million received from the issuance of common stock in connection with the ATM Offering, partially offset by issuance costs from the ATM Offering and repayments on our government-guaranteed low interest French term loans due October 2022 through October 2026.
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

OFF-BALANCE SHEET ARRANGEMENTS
We had no material off-balance sheet arrangements as of August 2, 2025 other than those disclosed in Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements," Note 5 "Debt" and Note 6 "Commitments and Contingencies" of our condensed consolidated financial statements for additional information.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosures about market risk as set forth in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risks" in our 2024 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") are designed to provide reasonable assurance that required disclosures in the reports that we file or submit under the Exchange Act have been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are effective in ensuring that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, determined that our disclosure controls and procedures were effective as of August 2, 2025 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The matters described in Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements," Note 6 "Commitments and Contingencies - Legal Proceedings" in this Quarterly Report on Form 10-Q are incorporated by reference.
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

In April 2025, we issued $1.5 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2030 (the "Convertible 2030 Notes"). On June 17, 2025, we completed a private offering of $2,250.0 million aggregate principal amount of 0.00% Convertible Senior Notes due 2032 (the "Convertible 2032 Notes" and, collectively with the Convertible 2030 Notes, the "Convertible Notes"). As of August 2, 2025, we had $4.2 billion outstanding aggregate principal amount of Convertible Notes. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

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

In addition, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in any future debt instruments that we may enter into, which may include secured debt. We are not restricted under the terms of the indentures that govern the Convertible Notes from incurring additional debt, securing future debt, recapitalizing future debt or taking a number of other actions that are not limited by the terms of the indentures that govern the Convertible Notes, which could have the effect of diminishing our ability to make payments on the Convertible Notes when due.

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the Convertible Notes for cash on the applicable repurchase date or upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.

Holders of each of the Convertible 2030 Notes and the Convertible 2032 Notes have the right to require us to repurchase all or any portion of their Convertible Notes on April 3, 2028 and December 15, 2028, respectively. In addition, subject to certain conditions and limited exceptions, holders of the Convertible notes have the right to require us to repurchase all or any portion of their Convertible Notes upon the occurrence of a fundamental change, in each case, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the applicable repurchase date. In addition, upon any conversion of the Convertible Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Convertible Notes surrendered therefor or pay cash with respect to the Convertible Notes being converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the Convertible Notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the applicable indenture would constitute a default under the applicable indenture. A default under one or both of the indentures or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.

The conditional conversion feature of each series of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of a series of the Convertible Notes is triggered, holders of such series of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders of a series of Convertible Notes elects to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of a series of Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

Certain provisions in the indentures that govern the Convertible Notes may delay or prevent an otherwise beneficial takeover attempt of us.

Certain provisions in the indentures that govern the Convertible Notes may make it more difficult or expensive for a third party to acquire us. For example, the indentures that governs the Convertible Notes will require us to repurchase the Convertible Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Convertible Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Convertible Notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION

As of September 5, 2025, there were approximately 447.7 million shares of our Class A common stock outstanding. Of those outstanding shares, approximately 381.0 million (or approximately 85% of our outstanding shares) were held by Cede & Co on behalf of the Depository Trust & Clearing Corporation ("DTC") and approximately 66.7 million shares (or approximately 15% of our outstanding shares) were held by registered holders with our transfer agent, Computershare Limited (“Computershare”), as of September 5, 2025. Of those shares held by registered holders, approximately 3.2 million were held in a direct stock purchase plan (the “DSSP”) offered by Computershare as of September 5, 2025. Approximately 0.1 million of the shares in the DSSP were held at DTC in nominee form by Computershare, with all other registered shares being recorded directly by Computershare as of September 5, 2025.

Security Trading Plans of Directors and Executive Officers

None of the Company's directors or executive officers of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended August 2, 2025, as such terms are defined under Item 408(a) or Regulation S-K.

Recent Tax Law Changes
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The legislation includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Act and Jobs Act, modifications to the international tax framework and the restoration of favorable business tax provisions, such as 100% bonus depreciation and immediate expensing of domestic research and experimental expenditures. The legislation contains multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. While we are continuing to evaluate the full impact of the legislation, we do not expect the OBBBA to have a material effect on our estimated fiscal 2025 effective tax rate.
Recent Developments
On September 9, 2025, the Company issued a press release announcing that the Board declared a warrant dividend distribution (the “Warrant Distribution”) to the record holders of Common Stock, in the form of warrants to purchase Common Stock (the “Warrants”). The Warrants will be distributed on or around October 7, 2025 to the record holders of Common Stock as of the close of business on October 3, 2025 (the “Record Date”). Holders of Common Stock will receive one (1) warrant for each ten (10) shares of Common Stock, rounded down to the nearest whole number. Additionally, in lieu of an adjustment to the applicable conversion rate, holders of the Convertible Notes as of the Record Date will also receive, at the same time and on the same terms as holders of Common Stock, Warrants, without having to convert such holder’s Convertible Notes, as if such holder held a number of shares of Common Stock, equal to the product of (i) the conversion rate applicable to the Convertible Notes in effect on the Record Date and (ii) the aggregate principal amount (expressed in thousands) of Convertible Notes held by such holder on the Record Date. The expiration date of the warrants is expected to be on or about October 30, 2026 and will have an exercise price of $32.00 per share. We intend to apply for the warrants to be listed on the New York Stock Exchange to facilitate trading, which may begin under ticker symbol GME WS on the first day of trading following the distribution date.

ITEM 6.    EXHIBITS

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
3.1	Third Amended and Restated Certificate of Incorporation.	Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013	September 11, 2013

3.2	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation.	Current Report on Form 8-K	June 3, 2022

3.3	Fifth Amended and Restated Bylaws.	Current Report on Form 8-K	March 6, 2017

4.1	Indenture, dated April 1, 2025, between GameStop Corp. and U.S. Bank Trust Company, National Association, as Trustee	Current Report on Form 8-K	April 1, 2025

4.2	Form of Global Note representing GameStop Corp.’s 0.00% Convertible Senior Notes due 2030 (included within Exhibit 4.1)	Current Report on Form 8-K	April 1, 2025

4.3	Indenture, dated June 17, 2025, between GameStop Corp. and U.S. Bank Trust Company, National Association, as Trustee.	Current Report on Form 8-K	July 17, 2025

4.4	Form of Global Note representing GameStop Corp.’s 0.00% Convertible Senior Notes due 2032 (included within Exhibit 4.1).	Current Report on Form 8-K	July 17, 2025

10.1†	Open Market Sale AgreementSM, dated May 17, 2024, by and between GameStop Corp, and Jefferies LLC.	Current Report on Form 8-K	May 17, 2024

10.2*	Letter Agreement between Daniel Moore and GameStop Corp., executed August 8, 2025	Current Report on Form 8-K	August 11, 2025

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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

GAMESTOP CORP.

Date: September 9, 2025	By:	/s/ Daniel Moore
Daniel Moore
Principal Financial and Accounting Officer