Form 10-Q
period 2025-11-01
GameStop Corp.
filed 2025-12-09
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NO. 1-32637
GameStop Corp.
(Exact name of registrant as specified in its charter)

Delaware		20-2733559
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

625 Westport Parkway		76051
Grapevine,	Texas
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code:
(817) 424-2000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock	GME	NYSE
Warrants to Purchase Common Stock, par value $0.001 per share	GME WS	NYSE
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of December 5, 2025: 448,009,480.

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
GAMESTOP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)
(unaudited)

	November 1, 2025	November 2, 2024	February 1, 2025
ASSETS
Current assets:
Cash and cash equivalents	$7,842.7	$4,583.4	$4,756.9
Marketable securities	986.9	32.8	18.0
Receivables, net of allowance of $0.9, $3.8 and $4.7, respectively	54.5	57.5	60.9
Merchandise inventories, net	575.5	830.2	480.2
Prepaid expenses and other current assets	34.6	119.4	39.0
Assets held for sale	194.1	—	—
Total current assets	9,688.3	5,623.3	5,355.0
Property and equipment, net of accumulated depreciation of $565.1, $768.9 and $684.2, respectively	51.2	70.5	68.2
Digital assets	519.4	—	—
Operating lease right-of-use assets	218.7	425.3	374.1
Deferred income taxes	18.9	17.7	18.1
Other noncurrent assets	54.2	103.4	60.0
Total assets	$10,550.7	$6,240.2	$5,875.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$380.4	$494.1	$148.6
Accrued liabilities and other current liabilities	277.2	437.0	362.2
Current portion of operating lease liabilities	94.3	157.6	144.3
Current portion of long-term debt	—	10.9	10.3
Liabilities held for sale	180.5	—	—
Total current liabilities	932.4	1,099.6	665.4
Long-term debt	4,162.6	9.6	6.6
Operating lease liabilities	134.6	285.4	249.5
Other long-term liabilities	18.1	41.1	24.1
Total liabilities	5,247.7	1,435.7	945.6
Stockholders’ equity:
Class A common stock — $.001 par value; 1,000 shares authorized; 447.9, 446.8 and 447.0 shares issued and outstanding, respectively	0.2	0.2	0.2
Additional paid-in capital	5,297.5	5,099.7	5,105.1
Accumulated other comprehensive loss	(72.0)	(82.3)	(94.0)
Retained earnings (loss)	77.3	(213.1)	(81.5)
Total stockholders’ equity	5,303.0	4,804.5	4,929.8
Total liabilities and stockholders’ equity	$10,550.7	$6,240.2	$5,875.4

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$821.0	$860.3	$2,525.6	$2,540.4
Cost of sales	547.6	603.1	1,716.3	1,789.9
Gross profit	273.4	257.2	809.3	750.5
Selling, general and administrative expenses	221.4	282.0	668.3	847.9
Asset impairments	10.7	8.6	44.1	8.6
Operating income (loss)	41.3	(33.4)	96.9	(106.0)
Interest income, net	(49.0)	(54.2)	(185.5)	(108.6)
Unrealized loss (gain) on digital assets	9.2	—	(19.4)	—
Other income, net	(3.0)	—	(5.2)	—
Income before income taxes	84.1	20.8	307.0	2.6
Income tax expense	7.0	3.4	16.5	2.6
Net income	$77.1	$17.4	$290.5	$—

Net income per share:
Basic	$0.17	$0.04	$0.65	$—
Diluted	$0.13	$0.04	$0.55	$—

Weighted-average shares outstanding:
Basic	447.7	437.4	447.4	376.6
Diluted	591.7	437.9	534.7	377.1

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net income	$77.1	$17.4	$290.5	$—
Other comprehensive income:
Foreign currency translation adjustment	0.5	0.7	21.9	1.1
Unrealized gain on available-for-sale securities	0.1	—	0.1	—
Total comprehensive income	$77.7	$18.1	$312.5	$1.1

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	November 1, 2025	November 2, 2024
Cash flows from operating activities:
Net income	$290.5	$—
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	14.9	32.9
Stock-based compensation expense, net	19.5	10.9
Unrealized gain on digital assets	(19.4)	—
Warrants issued to convertible noteholders	42.2	—
Deferred income taxes	0.1	—
Gain on disposal of property and equipment, net	(0.2)	(6.4)
Asset impairments, net	44.1	8.6
Other, net	(0.2)	1.1
Changes in operating assets and liabilities:
Receivables, net	(0.4)	33.8
Merchandise inventories, net	(216.6)	(198.6)
Prepaid expenses and other assets	4.9	(92.6)
Prepaid income taxes and income taxes payable	(15.3)	(6.7)
Accounts payable and accrued liabilities	276.0	187.8
Operating lease right-of-use assets and lease liabilities	(1.0)	0.6
Changes in other long-term liabilities	(17.9)	12.0
Net cash flows provided by (used in) operating activities	421.2	(16.6)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	0.3	15.3
Purchases of marketable securities	(1,052.4)	(29.2)
Proceeds from maturities and sales of marketable securities	87.2	273.9
Purchase of digital assets	(500.0)	—
Capital expenditures	(11.3)	(12.6)
Investment in collaboration agreement	(17.5)	—
Proceeds from other divestitures, net of cash disposed	(3.4)	—
Other	1.2	0.3
Net cash flows (used in) provided by investing activities	(1,495.9)	247.7
Cash flows from financing activities:
Proceeds from issuance of convertible debt	4,200.0	—
Debt issuance costs from convertible debt and warrants	(41.3)	—
Proceeds from the issuance of shares in at-the-market (ATM) offering	—	3,468.5
Issuance costs from ATM offering	—	(14.7)
Repayments of debt	(8.7)	(8.3)
Proceeds from equity awards directly withheld from employees for tax purposes	7.5	6.3
Payments to tax authorities for equity awards directly withheld from employees	(7.5)	(6.3)
Net cash flows provided by financing activities	4,150.0	3,445.5
Exchange rate effect on cash, cash equivalents and restricted cash	9.0	1.1
Less: Net change in cash balances classified as assets held for sale	(8.5)	—
Increase in cash, cash equivalents and restricted cash	3,075.8	3,677.7
Cash, cash equivalents and restricted cash at beginning of period	4,789.8	938.9
Cash, cash equivalents and restricted cash at end of period	$7,865.6	$4,616.6

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)
(unaudited)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained (loss) Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at February 1, 2025	447.0	$0.2	$5,105.1	$(94.0)	$(81.5)	$4,929.8
Net income	—	—	—	—	44.8	44.8
Foreign currency translation adjustment	—	—	—	7.3	—	7.3
Stock-based compensation expense, net	—	—	5.5	—	—	5.5
Settlement of stock-based awards	0.3	—	—	—	—	—
Balance at May 3, 2025	447.3	0.2	5,110.6	(86.7)	(36.7)	4,987.4
Net income	—	—	—	—	168.6	168.6
Foreign currency translation adjustment	—	—	—	14.1	—	14.1
Stock-based compensation expense, net	—	—	6.3	—	—	6.3
Settlement of stock-based awards	0.3	—	—	—	—	—
Balance at August 2, 2025	447.6	0.2	5,116.9	(72.6)	131.9	5,176.4
Net income	—	—	—	—	77.1	77.1
Foreign currency translation adjustment	—	—	—	0.5	—	0.5
Stock-based compensation expense, net	—	—	7.7	—	—	7.7
Unrealized gain on available-for-sale securities	—	—	—	0.1	—	0.1
Settlement of stock-based awards	0.3	—	—	—	—	—
Warrant distribution	—	—	172.9	—	(131.7)	41.2
Balance at November 1, 2025	447.9	$0.2	$5,297.5	$(72.0)	$77.3	$5,303.0

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Loss	Total Stockholders' Equity
	Shares	Amount
Balance at February 3, 2024	305.7	$0.1	$1,634.9	$(83.6)	$(212.8)	$1,338.6
Net loss	—	—	—	—	(32.3)	(32.3)
Foreign currency translation adjustment	—	—	—	0.3	—	0.3
Stock-based compensation expense, net	—	—	0.6	—	—	0.6
Settlement of stock-based awards	0.5	—	—	—	—	—
Unrealized gain on Marketable Securities	—	—	—	0.2	—	0.2
Balance at May 4, 2024	306.2	0.1	1,635.5	(83.1)	(245.1)	1,307.4
Net income	—	—	—	—	14.8	14.8
Stock-based compensation expense, net	—	—	5.4	—	—	5.4
Foreign currency translation adjustment	—	—	—	0.1	—	0.1
Issuance of common stock, net of cost	120.3	0.1	3,055.6	—	—	3,055.7
Balance at August 3, 2024	426.5	0.2	4,696.5	(83.0)	(230.3)	4,383.4
Net income	—	—	—	—	17.4	17.4
Foreign currency translation	—	—	—	0.7	—	0.7
Stock-based compensation expense	—	—	4.9	—	—	4.9
Issuance of common stock, net of cost	20.3	—	398.3	—	—	398.3
Net change in unrealized gain on avaliable-for-securities	—	—	—	—	(0.2)	(0.2)
Balance at November 2, 2024	446.8	$0.2	$5,099.7	$(82.3)	$(213.1)	$4,804.5

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

The accompanying condensed consolidated financial statements and notes are unaudited. The condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended February 1, 2025 ("fiscal 2024") filed with the Securities and Exchange Commission ("SEC") on March 25, 2025. Due to the seasonal nature of our business, our results of operations for the nine months ended November 1, 2025 are not indicative of our future results for the year ending January 31, 2026 ("fiscal 2025"). Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2025 consists of 52 weeks ending on January 31, 2026. Fiscal 2024 consisted of 52 weeks ended on February 1, 2025. All three month periods presented herein contain 13 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth quarter, which includes the holiday selling season.
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
The following table presents a reconciliation of cash, cash equivalents and restricted cash in our Condensed Consolidated Balance Sheets to total cash, cash equivalents and restricted cash in our Condensed Consolidated Statements of Cash Flows:

	November 1, 2025	November 2, 2024	February 1, 2025
Cash and cash equivalents	$7,842.7	$4,583.4	$4,756.9
Restricted cash(1)	3.5	3.5	3.3
Long-term restricted cash(2)	19.4	29.7	29.6
Total cash, cash equivalents and restricted cash	$7,865.6	$4,616.6	$4,789.8
_________________________________________________
(1)     Recognized in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.
(2)    Recognized in other noncurrent assets on our Condensed Consolidated Balance Sheets.

Investments
We have invested some of our excess cash in investment grade short-term fixed income securities, which primarily consist of U.S. government and agency securities, as well as time deposits. Such investments with an original maturity in excess of 90 days and less than one year are classified as Marketable securities on our Condensed Consolidated Balance Sheets. The Company classifies these investments as available-for-sale debt securities and records them at fair value. Unrealized holding gains and losses on these investments are recognized in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets. Realized gains and losses upon sale or extinguishment are reported in Other income, net in our Condensed Consolidated Statements of Operations. Each reporting period, we evaluate whether declines in fair value below carrying value are due to expected credit losses, as well as our ability and intent to hold the investment until a forecasted recovery occurs.
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

Assets Held for Sale
We consider assets to be held for sale when management, with appropriate authority, approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to their estimated fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer has been initiated, the sale of the assets is probable and expected to be completed within one year, and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, we record the assets at the lower of their carrying value or their estimated fair value, reduced for the cost to dispose of the assets.

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
During the first quarter of fiscal 2025, management approved a plan to divest the Company's operations in France. Accordingly, all relevant assets and liabilities (the "French disposal group") were reclassified as held for sale, and an impairment expense of $17.2 million was recorded. During the second and third quarters of fiscal 2025, we recorded an asset impairment reversal of $2.1 million and an impairment expense of $8.0 million, respectively, resulting from the remeasurement of the carrying value of the French disposal group compared to its fair value, including related amounts in Accumulated other comprehensive income. As of November 1, 2025, the carrying value of the Assets held for sale and Liabilities held for sale in the French disposal group were $194.1 million and $180.5 million, respectively. The sale of the operations in France is expected to close within the next 12 months.
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
The following table presents the Company's significant digital asset holdings as of November 1, 2025:

	Quantity(1)	Cost Basis	Fair Value	Cumulative Unrealized Gain (Loss)
Bitcoin	4,710	500.0	519.4	19.4
Total digital assets held as of November 1, 2025	4,710	$500.0	$519.4	$19.4
__________________________________________________
(1) Actual Bitcoin quantity held; not in millions.
The Company recorded an unrealized loss of $9.2 million and an unrealized gain of $19.4 million on its digital assets during the three and nine months ended November 1, 2025, respectively. The Company did not purchase or sell any Bitcoin during the third quarter of fiscal 2025.
Warrants
On October 7, 2025, the Company announced that the Board declared a distribution (the “Warrant Distribution”) to the holders of record of the Company’s Class A Common Stock, par value $0.001 per share (the “Common Stock”) and holders of the Company’s 0.00% Convertible Senior Notes due 2030 and 0.00% Convertible Senior Notes due 2032 (the “Convertible Notes”), in the form of warrants to purchase shares of Common Stock (the “Warrants”). The Warrants were issued on the terms and conditions described in a Warrant Agreement (as defined below), and were distributed on October 7, 2025, to the record holders of the Common Stock and the Convertible Notes as of the close of business on October 3, 2025 (the “Record Date”).

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

Pursuant to the terms of the Warrant Agreement, dated as of October 7, 2025, between the Company, Computershare Inc., a Delaware corporation, and its affiliate, Computershare Trust Company, N.A., as Warrant Agent (the “Warrant Agreement”), each holder of record of Common Stock as of the Record Date received one Warrant for every ten shares of Common Stock (rounded down to the nearest whole number for any fractional Warrant). Holders of our 0.00% Convertible Senior Notes due 2030 (the "Convertible 2030 Notes") and 0.00% Convertible Senior Notes due 2032 (the “Convertible 2032 Notes” and, collectively with the Convertible 2030 Notes, the “Convertible Notes”) also received Warrants on an “as converted” basis in lieu of an adjustment to the respective conversion rates for each of the Convertible Notes pursuant to the applicable indentures governing the Convertible Notes. The distribution of the Warrants to the holders of the Convertible Notes was at the same time and on the same terms as holders of the Common Stock. Holders of the Convertible Notes will not need to convert the Convertible Notes into Common Stock in order to receive the Warrants.

Each Warrant entitles the holder to purchase, at the holder’s sole and exclusive election, at a cash exercise price of $32.00 per Warrant (the “Exercise Price”), one share of Common Stock, subject to adjustment pursuant to the provisions of the Warrant Agreement. Payment for shares of Common Stock upon exercise of the Warrants must be in cash. The Warrants will expire and cease to be exercisable at 5:00 p.m. New York City time on October 30, 2026 (the “Expiration Date”).

The Warrants have been classified as equity in accordance with ASC 815-40, primarily due to the following factors: (i) the Warrants provide for the purchase of a fixed number of shares at a fixed exercise price; (ii) the Company is not obligated under the Warrant Agreement to net-cash settle the Warrants, except in the case of the liquidation of the Company and (iii) the Company has sufficient authorized and unissued shares of Common Stock available to settle the Warrants after considering all other Common Stock commitments.

The Company estimated the fair value of the Warrants using the Black-Scholes option pricing model (Level 3) using the following key inputs: (i) closing stock price on the valuation date of October 7, 2025: $24.35; (ii) Exercise Price: $32.00; (iii) expiration Date: October 30, 2026; (iv) risk-free rate: 3.6% (v) expected dividend yield 0.0%; and (vi) volatility: 50.0%.

The estimated fair value of each warrant on the issuance date was $2.94 and the $173.9 million aggregate fair value of the Warrants was recorded as additional paid-in-capital. Of this aggregate fair value amount of the Warrants, $42.2 million was distributed to the holders of the Convertible Note and recognized as interest expense and $131.7 million was distributed to stockholders and recorded to retained earnings. During the three months ended November 1, 2025, holders exercised 4,422 Warrants, resulting in the issuance of 4,422 shares of common stock and cash proceeds of $141,504.

The number of shares of Common Stock issuable upon exercise of the Warrants is subject to certain anti-dilution adjustments, including for stock dividends, share splits, share combinations, rights issuances, other distributions, spinoffs, cash dividends and tender or exchange offers.

The Warrants commenced trading on the New York Stock Exchange under the ticker “GME WS” on October 8, 2025.

In connection with the Warrant Distribution, the Company has filed a prospectus supplement, dated October 7, 2025, pursuant to the Company’s existing shelf registration statement on Form S-3 ASR, effective as of October 3, 2025, registering up to 59,153,963 shares of Common Stock to be issued upon exercise of the Warrants.
Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standard Update (ASU) No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s Condensed Consolidated Financial Statements and expects to make additional disclosures upon adoption.

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)". The guidance includes amendments to require public companies to provide additional disclosure about certain costs and expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s Condensed Consolidated Financial Statements.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

3.    Revenue
The following table presents net sales by significant product category:

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Hardware and accessories (1)	$367.4	$417.4	$1,304.8	$1,373.9
Software (2)	197.5	271.8	525.6	719.2
Collectibles (3)	256.1	171.1	695.2	447.3
Total net sales	$821.0	$860.3	$2,525.6	$2,540.4
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
The following table presents our performance obligations recognized in Accrued liabilities and other current liabilities on our Condensed Consolidated Balance Sheets:

	November 1, 2025	November 2, 2024
Unredeemed customer liabilities	$108.8	$146.6
Extended warranties	43.5	51.5
Subscriptions	40.0	45.2
Total performance obligations	$192.3	$243.3
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

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

The following table presents a roll forward of our contract liabilities(1):

	November 1, 2025	November 2, 2024
Contract liability fiscal year beginning balance	$228.9	$274.1
Increase to contract liabilities (2)	600.8	467.5
Decrease to contract liabilities (3)	(637.7)	(497.9)
Other adjustments (4)	0.3	(0.4)
Contract liability ending balance	$192.3	$243.3
__________________________________________________
(1)    Prior period amounts have been reclassified to conform to the current period presentation.
(2)    Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to our GameStop Pro® rewards program and extended warranties sold.
(3)    Consists of redemptions and breakage of gift cards, and trade-in credits, redemptions and breakage of reservation deposits, and expiration of loyalty points. Additionally, this included revenues recognized for our GameStop Pro® rewards program and extended warranties. During the nine months ended November 1, 2025 and November 2, 2024, there were $29.9 million and $29.5 million, respectively, of gift cards redeemed that were outstanding as of February 1, 2025 and February 3, 2024, respectively.
(4)    Primarily consists of deferred revenue and accrued loyalty points in France which were reclassified to liabilities held for sale during fiscal 2025.
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

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

The following tables present our assets and liabilities measured at fair value on a recurring basis:

	November 1, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Marketable securities(1)	$987.0	$—	$(0.1)	$986.9
Digital assets(2)	500.0	19.4	—	519.4
Level 2:
Company-owned life insurance(3)	0.1	—	—	0.1
Total assets	$1,487.1	$19.4	$(0.1)	$1,506.4
Liabilities
Level 2:
Nonqualified deferred compensation(4)	0.1	—	—	0.1
Total liabilities	$0.1	$—	$—	$0.1

	November 2, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Marketable securities(1)	$32.8	$—	$—	$32.8
Level 2:
Company-owned life insurance(3)	0.2	—	—	0.2
Total assets	$33.0	$—	$—	$33.0
Liabilities
Level 2:
Nonqualified deferred compensation(4)	0.1	—	—	0.1
Total liabilities	$0.1	$—	$—	$0.1

	February 1, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Marketable securities(1)	$18.0	$—	$—	$18.0
Level 2:
Company-owned life insurance(3)	0.1	—	—	0.1
Total assets	$18.1	$—	$—	$18.1
Liabilities
Level 2:
Nonqualified deferred compensation(4)	0.1	—	—	0.1
Total liabilities	$0.1	$—	$—	$0.1
_________________________________________________
(1)    Recognized in marketable securities on our Condensed Consolidated Balance Sheets.
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
As of November 1, 2025, our government-guaranteed low interest French term loans due through October 2026 ("French Term Loans") had a carrying value of $10.2 million and a fair value of $10.1 million. The fair value of our French Term Loans were estimated based on a model that discounted future principal and interest payments at interest rates available to us at the end of the period for similar debt at the same maturity, which is a Level 2 input defined by the fair value hierarchy.
During the first quarter of fiscal 2025, management approved a plan to divest the Company's operations in France. In connection with this plan, we reclassified the debt related to the French disposal group to Liabilities held for sale, in the Condensed Consolidated Balance Sheets. The debt was previously included in the Company's consolidated debt balances and consisted of the French Term Loans. Following the reclassification, $10.2 million of debt is no longer included in the total consolidated debt balances.
On October 7, 2025, the Company announced that the Board declared the Warrant Distribution. The Company estimated the fair value of the Warrants using the Black-Scholes option pricing model (Level 3). The estimated fair value of each Warrant on the issuance date was $2.94 and the $173.9 million aggregate fair value of the Warrants was recorded as additional paid-in-capital. Of this aggregate fair value amount, $42.2 million was distributed to the the holders of the Convertible Notes and recognized as interest expense and $131.7 million was distributed to stockholders and recorded to retained earnings.
The carrying value of our cash, restricted cash, net receivables, accounts payable and current portion of debt approximate their fair values due to their short-term maturities.

5.    Debt
As of November 1, 2025, November 2, 2024 and February 1, 2025, there was $4,162.6 million, $20.5 million and $16.9 million, of outstanding debt, respectively. Total outstanding debt includes $0.0 million, $10.9 million and $10.3 million of short-term debt as of November 1, 2025, November 2, 2024 and February 1, 2025, respectively, which represents the current portion of the French Term Loans. There is an additional $10.2 million of debt related to the French disposal group, all of which is short-term debt, that is included in Liabilities held for sale in the Condensed Consolidated Balance Sheets as of November 1, 2025.
Convertible Senior Notes
On April 1, 2025, we completed a private offering of $1,500 million aggregate principal amount of the Convertible 2030 Notes, including the exercise in full of the initial purchaser's option to purchase up to an additional $200 million aggregate principal amount of the Convertible 2030 Notes. The Convertible 2030 Notes are general unsecured obligations of the Company. The Convertible 2030 Notes were issued pursuant to an Indenture, dated April 1, 2025 (the "2030 Indenture"), between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). As of November 1, 2025, the balance of the Convertible 2030 Notes, net of debt issuance costs of $17.4 million was $1,482.6 million. The Company determines the fair value of its Convertible 2030 Notes in accordance with ASC 820, Fair Value Measurement, using observable market inputs on a secondary market exchange (Level 2 input). As of November 1, 2025, the fair value of the Convertible 2030 Notes was approximately 1,547.3 million.
The Convertible 2030 Notes will mature on April 1, 2030, unless earlier converted, redeemed or repurchased. The Convertible 2030 Notes will not bear regular interest and the principal amount of the Convertible 2030 Notes will not accrete. Holders may convert all or any portion of their Convertible 2030 Notes at their option at any time prior to the close of business on the business day immediately preceding January 1, 2030 only upon satisfaction of one or more of the following conditions: (1) during any fiscal quarter commencing after the fiscal quarter ending on August 2, 2025 (and only during such fiscal quarter), if the last reported sale price of the Common Stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Convertible 2030 Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined in the 2030 Indenture) per $1,000 principal amount of Convertible 2030 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate on each such trading day; (3) if the Company calls such Convertible 2030 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Convertible 2030 Notes called (or deemed called) for redemption; and (4) upon the occurrence of specified corporate events as set forth in the 2030 Indenture. On or after January 1, 2030 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible 2030 Notes at any time, in multiples of $1,000 principal amount, at any time, regardless of the foregoing conditions. Upon conversion, the Company will satisfy its conversion obligation by paying and/or

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

delivering, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election, in the manner and subject to the terms and conditions set forth in the 2030 Indenture.
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
The 2030 Indenture includes customary terms and covenants and sets forth certain events of default after which the Convertible 2030 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company or any of its significant subsidiaries (as defined in the 2030 Indenture) after which the Convertible 2030 Notes become automatically due and payable. If an event of default (other than certain bankruptcy and insolvency-related events of default with respect to the Company or any of its significant subsidiaries) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Convertible 2030 Notes by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of, and accrued and unpaid special interest, if any, on, all of the then outstanding Convertible 2030 Notes to be due and payable.
On June 17, 2025, we completed a private offering of $2,250.0 million aggregate principal amount of the Convertible 2032 Notes. Pursuant to the purchase agreement between the Company and the initial purchaser of the Convertible 2032 Notes, the Company granted the initial purchaser an option to purchase up to an additional $450.0 million aggregate principal amount of the Convertible 2032 Notes (the "Additional Notes"). On June 23, 2025, the initial purchaser elected to exercise in full such option, and on June 24, 2025, the Company issued the full aggregate principal amount of the Additional Notes. The Convertible 2032 Notes are general unsecured obligations of the Company. The Convertible 2032 Notes were issued pursuant to an Indenture, dated June 17, 2025 (the "2032 Indenture"), between the Company and the Trustee, as trustee. As of November 1, 2025, the balance of the Convertible 2032 Notes, net of debt issuance costs of $20.0 million was $2,680.0 million. The Company determines the fair value of its Convertible 2030 Notes in accordance with ASC 820, Fair Value Measurement, using observable market inputs on a secondary market exchange (Level 2 input). As of November 1, 2025, the fair value of the Convertible 2032 Notes was approximately $2,807.0 million.
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
As of November 1, 2025, we had approximately $6.6 million of outstanding stand-by letters of credit and other bank guarantees supported by $5.4 million of cash collateral that is included in restricted cash.
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
7.    Earnings Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include shares from convertible notes, stock options, warrants, unvested restricted stock and unvested restricted stock units outstanding during the period, using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive. For example, the Warrants are anti-dilutive and excluded from the diluted earnings per share computations primarily because the Exercise Price is significantly above the average market price. A net loss from continuing operations causes all potentially dilutive securities to be anti-dilutive.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

The following table presents a reconciliation of shares used in calculating basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Weighted-average common shares outstanding	447.7	437.4	447.4	376.6
Dilutive effect of stock-based awards	0.4	0.5	0.5	0.5
Dilutive effect of Convertible Notes	143.6	—	86.8	—
Weighted-average diluted common shares	591.7	437.9	534.7	377.1

Anti-dilutive shares:
Warrants to purchase common stock	16.9	—	5.7	—
Equity awards	—	—	0.1	—
Restricted stock units	—	0.6	—	1.4

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
We identified segments based on a combination of geographic areas and management responsibility. Segment results for the United States include retail operations in 50 states; our ecommerce website www.gamestop.com; and our GameStop Pro® loyalty program. The United States segment also includes general and administrative expenses related to our corporate offices in Grapevine, Texas. Segment results for Canada include retail and ecommerce operations we previously had in Canada. Segment results for Australia include retail and ecommerce operations in Australia and New Zealand. Current year segment results for Europe include retail and ecommerce operations in France. Our segment results for Europe also previously included retail operations in Italy, Germany, Austria, Ireland and Switzerland.
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
Transactions between our reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the three and nine months ended November 1, 2025 and November 2, 2024. Information on total assets by segment is not disclosed as such information is not used by our CODM to evaluate segment performance or to allocate resources and capital.
The following tables present segment information:

	United States	Canada	Australia	Europe	Total
As of and for the three months ended November 1, 2025
Net sales	$617.0	$—	$110.2	$93.8	$821.0
Cost of sales	406.8	—	74.0	66.8	547.6
Gross Profit	210.2	—	36.2	27.0	273.4
Selling, general and administrative expenses:	154.2	—	37.0	30.2	221.4
Store related	129.2	—	30.1	27.5	186.8
Other	25.0	—	6.9	2.7	34.6
Asset impairments	—	—	2.7	8.0	10.7
Operating income (loss)	56.0	—	(3.5)	(11.2)	41.3
Interest income, net					(49.0)
Unrealized loss on digital assets					9.2
Other income, net					(3.0)
Income before income taxes					84.1
Income tax expense					7.0
Net income					77.1

Property and equipment, net(1)	34.9	—	16.3	—	51.2
Capital expenditures	2.6	—	1.7	—	4.3
(1) Property and equipment, net for France (Europe) is classified as Assets held for sale on our Condensed Consolidated Balance Sheets.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

	United States	Canada	Australia	Europe	Total
As of and for the three months ended November 2, 2024
Net sales	$551.7	$46.3	$89.4	$172.9	$860.3
Cost of sales	382.0	34.3	60.9	125.9	603.1
Gross Profit	169.7	12.0	28.5	47.0	257.2
Selling, general and administrative expenses:	185.1	15.1	34.0	47.8	282.0
Store related	163.3	11.7	27.8	43.9	246.7
Other	21.8	3.4	6.2	3.9	35.3
Asset impairments	—	—	—	8.6	8.6
Operating loss	(15.4)	(3.1)	(5.5)	(9.4)	(33.4)
Interest income, net					(54.2)
Income before income taxes					20.8
Income tax expense					3.4
Net income					17.4

Property and equipment, net	39.0	1.8	17.9	11.8	70.5
Capital expenditures	2.6	0.1	1.1	0.8	4.6

	United States	Canada	Australia	Europe	Total
As of and for the nine months ended November 1, 2025
Net sales	$1,879.1	$38.2	$333.0	$275.3	$2,525.6
Cost of sales	1,259.7	28.2	228.1	200.3	1,716.3
Gross Profit	619.4	10.0	104.9	75.0	809.3
Selling, general and administrative expenses:	466.1	13.9	105.1	83.2	668.3
Store related	390.0	11.3	85.3	76.7	563.3
Other	76.1	2.6	19.8	6.5	105.0
Asset impairments	—	18.3	2.7	23.1	44.1
Operating income (loss)	153.3	(22.2)	(2.9)	(31.3)	96.9
Interest income, net					(185.5)
Unrealized gain on digital assets					(19.4)
Other income, net					(5.2)
Income before income taxes					307.0
Income tax expense					16.5
Net income					290.5

Property and equipment, net(1)	34.9	—	16.3	—	51.2
Capital expenditures	6.4	0.1	4.2	0.6	11.3
(1) Property and equipment, net for France (Europe) is classified as Assets held for sale on our Condensed Consolidated Balance Sheets.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

	United States	Canada	Australia	Europe	Total
As of and for the nine months ended November 2, 2024
Net sales	$1,714.6	$126.6	$256.7	$442.5	$2,540.4
Cost of sales	1,202.0	93.4	173.8	320.7	1,789.9
Gross Profit	512.6	33.2	82.9	121.8	750.5
Selling, general and administrative expenses:	554.8	44.9	102.4	145.8	847.9
Store related	484.2	35.2	84.2	131.9	735.5
Other	70.6	9.7	18.2	13.9	112.4
Asset impairment	—	—	—	8.6	8.6
Operating loss	(42.2)	(11.7)	(19.5)	(32.6)	(106.0)
Interest income, net					(108.6)
Loss before income taxes					2.6
Income tax expense					2.6
Net loss					—

Property and equipment, net	39.0	1.8	17.9	11.8	70.5
Capital expenditures	6.8	1.0	3.0	1.8	12.6

9.    Assets Held for Sale
During the first quarter of 2025, management approved a plan to divest our operations in France. Accordingly, all relevant assets and liabilities associated with these operations were reclassified to held for sale in our Condensed Consolidated Balance Sheets, and as of November 1, 2025 are as follows:

November 1, 2025
Assets Held for Sale
Cash and cash equivalents	$8.5
Receivables, net	7.9
Merchandise inventories, net	105.8
Prepaid expenses and other current assets	11.1
Property and equipment, net	12.5
Operating lease right-of-use-assets	56.8
Other noncurrent assets	14.9
Total assets held for sale (gross)	217.5
Less: Impairment loss	(23.4)
Total assets held for sale (net) as of November 1, 2025	$194.1

Liabilities held for sale
Current liabilities	$132.0
Noncurrent liabilities	48.5
Total liabilities held for sale as of November 1, 2025	$180.5

Based on the expected fair value of this business, net of our costs to sell this business, we recognized an impairment on assets held for sale for the French disposal group of $17.2 million in the first quarter of fiscal 2025. During the second and third quarters of fiscal 2025 we recognized an asset impairment reversal of $2.1 million and an impairment expense $8.0 million, respectively, resulting from the remeasurement of the carrying value of the French disposal group compared to its fair value, including related amounts in Accumulated other comprehensive income.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

10.    Income Taxes
Our interim tax provision was determined using an estimated annual effective tax rate and adjusted for discrete taxable events and/or adjustments that have occurred during the nine months ended November 1, 2025.
We recognized an income tax expense of $7.0 million, or 8.3%, for the three months ended November 1, 2025, compared to an income tax expense of $3.4 million, or 16.3%, for the three months ended November 2, 2024.
We recognized an income tax expense of $16.5 million or 5.4%, for the nine months ended November 1, 2025, compared to an income tax benefit of $2.6 million, or 100.0%, for the nine months ended November 2, 2024.
Our effective income tax rates for the three and nine months ended November 1, 2025 were primarily comprised of forecasted income taxes due in certain jurisdictions in which we operate, partially offset by tax benefits recognized in the current period.
Our effective income tax rates for the three and nine months ended November 2, 2024 were primarily due to tax expense recognized during the third quarter in connection with our sale of property in Ireland, and in connection with a tax audit in Italy.
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
11     Related Party Transactions

One of the Company's directors, Nat Turner, also serves as the Chairman and Chief Executive Officer of Collectors Holdings, Inc. ("Collectors"), the parent company of Professional Sports Authenticator ("PSA"). As a result, Collectors and PSA are considered related parties under ASC 850, Related Party Disclosures.

On October 15, 2024, the Company announced that it had entered into a collaboration with Collectors through its PSA division. Under this arrangement, the Company became an authorized PSA dealer, and PSA provides authentication and grading services for trading cards through select GameStop stores across the United States.

During the second quarter of fiscal 2025, the Company launched Power Packs, a digital trading card platform developed in collaboration with PSA.

Transactions with Collectors and PSA were not material, individually or in the aggregate, during the current fiscal year.

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
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2025 consists of 52 weeks ending January 31, 2026 ("fiscal 2025"). Fiscal 2024 consisted of 52 weeks ended on February 1, 2025. All nine-month periods presented herein contain 39 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods. The discussion and analysis of our results of operations refers to continuing operations unless otherwise noted. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth quarter, which includes the holiday selling season.
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

CONSOLIDATED RESULTS OF OPERATIONS
The following table presents certain statement of operations items and as a percentage of net sales:

	Three Months Ended
	November 1, 2025		November 2, 2024		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$821.0	100.0%	$860.3	100.0%	$(39.3)	(4.6)%
Cost of sales	547.6	66.7	603.1	70.1	(55.5)	(9.2)
Gross profit	273.4	33.3	257.2	29.9	16.2	6.3
Selling, general and administrative expenses	221.4	27.0	282.0	32.8	(60.6)	(21.5)
Asset impairments	10.7	1.3	8.6	1.0	2.1	24.4
Operating income (loss)	41.3	5.0	(33.4)	(3.9)	74.7	(223.7)
Interest income, net	(49.0)	(6.0)	(54.2)	(6.3)	5.2	(9.6)
Unrealized loss on digital assets	9.2	1.1	—	—	9.2	100.0
Other income, net	(3.0)	(0.4)	—	—	(3.0)	100.0
Income before income taxes	84.1	10.2	20.8	2.4	63.3	304.3
Income tax expense	7.0	0.9	3.4	0.4	3.6	105.9
Net income	$77.1	9.4%	$17.4	2.0%	$59.7	343.1

	Nine Months Ended
	November 1, 2025		November 2, 2024		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$2,525.6	100.0%	$2,540.4	100.0%	$(14.8)	(0.6)%
Cost of sales	1,716.3	68.0	1,789.9	70.5	(73.6)	(4.1)
Gross profit	809.3	32.0	750.5	29.5	58.8	7.8
Selling, general and administrative expenses	668.3	26.5	847.9	33.4	(179.6)	(21.2)
Asset impairments	44.1	1.7	8.6	0.3	35.5	412.8
Operating income (loss)	96.9	3.8	(106.0)	(4.2)	202.9	191.4
Interest income, net	(185.5)	(7.3)	(108.6)	(4.3)	(76.9)	70.8
Unrealized gain on digital assets	(19.4)	(0.8)	—	—	(19.4)	100.0
Other income, net	(5.2)	(0.2)	—	—	(5.2)	100.0
Income (loss) before income taxes	307.0	12.2	2.6	0.1	304.4	NM(1)
Income tax expense	16.5	0.7	2.6	0.1	13.9	NM(1)
Net income	$290.5	11.5%	$—	—%	$290.5	100.0
(1) "NM" identifies data that is not meaningful.
The Three and Nine Months Ended November 1, 2025 Compared to the Three and Nine Months Ended November 2, 2024
Net Sales
The following table presents net sales by significant product category:

	Three Months Ended				Nine Months Ended
	November 1, 2025		November 2, 2024		November 1, 2025		November 2, 2024
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
Hardware and accessories	$367.4	44.7%	$417.4	48.5%	$1,304.8	51.7%	$1,373.9	54.1%
Software	197.5	24.1	271.8	31.6	525.6	20.8	719.2	28.3
Collectibles	256.1	31.2	171.1	19.9	695.2	27.5	447.3	17.6
Total net sales	$821.0	100.0%	$860.3	100.0%	$2,525.6	100.0%	$2,540.4	100.0%

The following table presents net sales by reportable segment:

	Three Months Ended				Nine Months Ended
	November 1, 2025		November 2, 2024		November 1, 2025		November 2, 2024
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
United States	$617.0	75.2%	$551.7	64.1%	$1,879.1	74.4%	$1,714.6	67.5%
Canada	—	—	46.3	5.4	38.2	1.5	126.6	5.0
Australia	110.2	13.4	89.4	10.4	333.0	13.2	256.7	10.1
Europe	93.8	11.4	172.9	20.1	275.3	10.9	442.5	17.4
Total net sales	$821.0	100.0%	$860.3	100.0%	$2,525.6	100.0%	$2,540.4	100.0%
Net sales decreased $39.3 million, or 4.6%, for the three months ended November 1, 2025, compared to the prior year.
During the three months ended November 1, 2025, net sales in our Europe and Canada segments decreased by 45.7% and 100.0%, respectively, compared to the prior year while the net sales in the Australia and the United States segments increased by 23.3% and 11.8%, respectively, compared to the prior year. The decrease in consolidated net sales for the three months ended November 1, 2025 compared to the prior year was primarily due to a decrease in the sales of software of $74.3 million or 27.3% and a decrease in the sale of hardware and accessories of $50.0 million, or 12.0%. This was partially offset by an increase in the sale of collectibles of $85.0 million, or 49.7%. The decrease in net sales in our Canada segment was due to the divestiture of Canada in the second quarter of fiscal 2025. The decrease in net sales in our Europe segment was primarily due to the divestiture of Italy, and the closure of our operations in Germany, both occurring during the second half of fiscal 2024.
Net sales decreased $14.8 million, or 0.6%, for the nine months ended November 1, 2025, compared to the prior year.
During the nine months ended November 1, 2025, net sales in our Europe and Canada segments decreased by 37.8% and 69.8%, respectively, compared to the prior year while the net sales in the Australia and United States segments increased by 29.7% and 9.6%, respectively, compared to the prior year. The decrease in consolidated net sales for the nine months ended November 1, 2025 compared to the prior year was primarily due to a $193.6 million, or 26.9%, decline in the sale of software and a $69.1 million, or 5.0% decline in the sale of hardware and accessories, partially offset by a $247.9 million, or 55.4%, increase in the sale of collectibles. The decrease in net sales in our Canada segment was due to the divestiture of Canada in the second quarter of fiscal 2025. The decrease in net sales in our Europe segment was primarily due to the divestiture of Italy, and the closure of our operations in Germany, both occurring during the second half of fiscal 2024.
Gross Profit
During the three months ended November 1, 2025, gross profit increased $16.2 million, or 6.3%,compared to the prior year. Gross profit as a percentage of net sales increased to 33.3%, compared to 29.9% in the prior year. The increase in gross profit as well as gross profit as a percentage of net sales, is primarily due to a shift to higher margin product categories, specifically collectibles. Sales of collectibles as a percentage of total net sales increased to 31.2% for the three months ended November 1, 2025, compared to 19.9% in the prior year.
During the nine months ended November 1, 2025, gross profit increased $58.8 million, or 7.8%, compared to the prior year. Gross profit as a percentage of net sales increased to 32.0%, compared to 29.5% in the prior year. The increase in gross profit, as well as gross profit as a percentage of net sales, is primarily due to a shift to higher margin product categories, specifically collectibles. Sales of collectibles as a percentage of total net sales increased to 27.5% for the nine months ended November 1, 2025, compared to 17.6% in the prior year.

Selling, General and Administrative Expenses
During the three months ended November 1, 2025, SG&A expenses decreased $60.6 million, or 21.5%, compared to the prior year. SG&A expenses as a percentage of sales decreased to 27.0%, compared to 32.8% in the prior year.
The decrease in SG&A expenses for the three months ended November 1, 2025 compared to the prior year is primarily due to a reduction in labor-related, consulting services, and marketing costs of $23.6 million, driven by our continued focus on cost reduction efforts. Additionally, store-related costs and depreciation decreased by $27.4 million and $4.0 million, respectively, in the current year, primarily in connection with prior year store closures and international divestitures.
During the nine months ended November 1, 2025, SG&A expenses decreased $179.6 million, or 21.2%, compared to the prior year. SG&A expenses as a percentage of sales decreased to 26.5%, compared to 33.4% in the prior year.
The decrease in SG&A expenses for the nine months ended November 1, 2025 compared to the prior year is primarily due to a reduction in labor-related, consulting services, and marketing costs of $79.2 million, driven by our continued focus on cost reduction efforts. Additionally, store-related costs and depreciation decreased by $73.8 million and $18.1 million, respectively, in the current year, primarily in connection with prior year store closures and international divestitures.
Asset Impairments
During the three months ended November 1, 2025, we recognized a $10.7 million asset impairment expense, compared to an $8.6 million impairment expense for the prior year period. Asset impairment as a percentage of sales was 1.3% for the three months ended November 1, 2025. The asset impairment expense in the current quarter was primarily the result of the remeasurement of the carrying value of the French disposal group compared to its fair value. The asset impairment expense in the prior year was primarily due to a plan approved by management in the third quarter of fiscal 2024 to divest the Company's operations in Italy.

During the nine months ended November 1, 2025, asset impairment expense was $44.1 million, compared to an $8.6 million asset impairment expense in the prior year period. Asset impairment as a percentage of sales was 1.7% for the nine months ended November 1, 2025. The asset impairment expense in the current year was primarily due to a plan approved by management in the first quarter of fiscal 2025 to divest the Company's operations in Canada and France, and the corresponding reclassification of all related assets and liabilities as held for sale. Impairment expense of $18.3 million was recorded on the Canadian disposal group during the first fiscal quarter, and the divestiture was completed during the second fiscal quarter. Impairment expense of $23.1 million has been recorded on the French disposal group during the current year, reflecting remeasurements of the carrying value of the French disposal group compared to its fair value. The asset impairment expense in the prior year was primarily due to a plan approved by management in the third quarter of fiscal 2024 to divest the Company's operations in Italy.

Interest Income, net
During the three months ended November 1, 2025, we recognized net interest income of $49.0 million compared to $54.2 million for the same period in the prior year period. The decrease was primarily due to a noncash, nonrecurring interest charge of $42.2 million related to the issuance of warrants during the third quarter of fiscal 2025 to the holders of the Convertible 2030 Notes and Convertible 2032 Notes, partially offset by interest earned on higher balances of cash and cash equivalents from the issuance of the Convertible 2030 Notes and Convertible 2032 Notes during the first and second quarters of fiscal 2025.
During the nine months ended November 1, 2025, we recognized net interest income of $185.5 million, compared to net interest income of $108.6 million for the nine months ended November 2, 2024. Net interest income increased primarily due to higher balances of cash and cash equivalents resulting from the issuance and sale of shares of our common stock in the ATM Offerings in fiscal 2024 as well as the issuance of the Convertible 2030 Notes and Convertible 2032 Notes, partially offset by a noncash, nonrecurring interest charge of $42.2 million related to the issuance of warrants during the third quarter of fiscal 2025 to the holders of the Convertible 2030 and Convertible 2032 Notes.
Unrealized loss (gain) on digital assets
During the three months ended November 1, 2025, the unrealized loss on digital assets increased by $9.2 million, or 100%, compared to the prior year. Unrealized loss on digital assets as a percentage of sales was 1.1% for the three months ended November 1, 2025. During the nine months ended November 1, 2025, unrealized gain on digital assets increased by $19.4 million, or 100%, compared to the prior year. Unrealized gain on digital assets as a percentage of sales was 0.8% for the nine months ended November 1, 2025.
The unrealized loss on digital assets for the three months ended November 1, 2025 and the unrealized gain on digital assets for the nine months ended November 1, 2025 was due to the Company purchasing 4,710 of Bitcoin during the second quarter of fiscal 2025.

Income Tax

We recognized income tax expense of $7.0 million for the three months ended November 1, 2025, compared to an income tax expense of $3.4 million for the three months ended November 2, 2024. Our effective income tax rate was 8.3% for the three months ended November 1, 2025 compared to 16.3% for the three months ended November 2, 2024.

We recognized income tax expense of $16.5 million for the nine months ended November 1, 2025, compared to an income tax expense of $2.6 million for the nine months November 2, 2024. Our effective income tax rate was 5.4% for the nine months ended November 1, 2025 compared to 100.0% for the nine months ended November 2, 2024.
Our effective income tax rate for the three and nine months ended November 1, 2025 was primarily due to forecasted income taxes due in certain jurisdictions in which we operate, partially offset by tax benefits recognized in the current period.
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
See Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements," Note 10, "Income Taxes," for additional information.

LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable securities

	November 1, 2025	November 2, 2024	February 1, 2025
Cash and cash equivalents	$7,842.7	$4,583.4	$4,756.9
Marketable securities	986.9	32.8	18.0
Cash, cash equivalents and marketable securities	$8,829.6	$4,616.2	$4,774.9
Sources of Liquidity; Uses of Capital
Our principal sources of liquidity are cash on hand and cash provided by operations. As of November 1, 2025, we had total unrestricted cash and cash equivalents on hand of $7,842.7 million.
Our cash and cash equivalents are carried at cost, which approximates fair value, and consists primarily of cash, money market funds, cash deposits with commercial banks, and highly rated direct short-term instruments that mature in 90 days or less.
Our marketable securities are carried at fair value and primarily include investments in certain highly-rated short-term government notes, government bills, and time deposits. During the first quarter of fiscal 2025, we reclassified $11.4 million of the investment portfolios' balance, all of which had an original maturity in excess of 90 days and less than one year, to Assets held for sale in the Condensed Consolidated Balance Sheets. Following the reclassification, the amount is no longer included in the total marketable securities balance. As of November 1, 2025, the investment portfolios' aggregate balance within Assets held for sale is immaterial. See Item 1, Part I, "Notes to the Consolidated Financial Statements," Note 4, "Fair Value Measurements," for additional information.
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
In fiscal 2021, the six separate unsecured term loans held by our French subsidiary, Micromania SAS, for a total of €40.0 million, were extended for five years. During the first quarter of fiscal 2025, we reclassified the French Term Loans to Liabilities held for sale on the Condensed Consolidated Balance Sheets where it continues to be measured at the lower of its carrying amount and fair value less costs to sell. As of November 1, 2025, $10.2 million remains outstanding and classified in Liabilities held for sale.

Some of our vendors have requested and may continue to request credit support collateral for our inventory purchase obligations and the levels of such collateral will depend on a variety of factors, including our inventory purchase levels, available payment terms for inventories, favorable credit terms and costs of providing collateral.
We maintain uncommitted facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of November 1, 2025, we had letters of credit and other bank guarantees outstanding in the amount of $6.6 million.
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
Pursuant to the prospectus supplement relating to the ATM Offering filed with the SEC on June 7, 2024, (the “June Prospectus Supplement”), we sold an aggregate of 75.0 million additional Common Shares for aggregate gross proceeds before commissions and offering expenses of approximately $2.1 billion.
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
On June 17, 2025, we completed a private offering of $2,250 million aggregate principal of 0.00% Convertible Senior Notes due 2032 (the "Convertible 2032 Notes" and, collectively with the Convertible 2030 Notes, the "Convertible Notes"). Pursuant to the purchase agreement between the Company and the initial purchaser of the Notes, the Company granted the initial purchaser an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes are first issued, up to an additional $450 million aggregate principal amount of Notes. The Convertible 2032 Notes are general unsecured obligation of the Company. The Convertible 2032 Notes were issued pursuant to an Indenture, dated June 17, 2025, between the Company and the Trustee, as trustee.
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
Warrants
On October 7, 2025, the Company, announced that the Board declared a distribution (the “Warrant Distribution”) to the holders of record of the Common Stock and holders of the Convertible Notes, in the form of warrants to purchase shares of Common Stock (the “Warrants”). The Warrants were issued on the terms and conditions described in the Warrant Agreement (as defined below) and were distributed on October 7, 2025, to the record holders of the Common Stock and the Convertible Notes as of the close of business on October 3, 2025 (the “Record Date”).

Pursuant to the terms of the Warrant Agreement between the Company, Computershare Inc., a Delaware corporation, and its affiliate, Computershare Trust Company, N.A., as Warrant Agent (the “Warrant Agreement”), each holder of record of Common Stock as of the Record Date received one Warrant for every ten shares of Common Stock (rounded down to the nearest whole number for any fractional Warrant). Holders of the Convertible Notes also received Warrants on an “as converted” basis in lieu of an adjustment to the conversion rate of the Convertible Notes pursuant to the applicable indenture governing the Convertible Notes. The distribution of the Warrants to the Convertible Noteholders was at the same time and on the same terms as holders of Common Stock. Holders of the Convertible Notes will not need to convert the Convertible Notes into Common Stock in order to receive the Warrants.

Each Warrant entitles the holder to purchase, at the holder’s sole and exclusive election, at a cash exercise price of $32.00 per Warrant (the “Exercise Price”), one share of Common Stock, subject to adjustment pursuant to the provisions of the Warrant Agreement. Payment for shares of Common Stock upon exercise of Warrants must be in cash. The Warrants will expire and cease to be exercisable at 5:00 p.m. New York City time on October 30, 2026 (the “Expiration Date”).

The number of shares of Common Stock issuable upon exercise of the Warrants is subject to certain anti-dilution adjustments, including for stock dividends, share splits, share combinations, rights issuances, other distributions, spinoffs, cash dividends and tender or exchange offers.

The Warrants commenced trading on the New York Stock Exchange under the ticker “GME WS” on October 8, 2025.

In connection with the Warrant Distribution, the Company filed a prospectus supplement, dated October 7, 2025, pursuant to the Company’s existing shelf registration statement on Form S-3 ASR, effective as of October 3, 2025, registering up to 59,153,963 shares of Common Stock to be issued upon exercise of the Warrants.

During the three months ended November 1, 2025, holders exercised 4,422 Warrants, resulting in the issuance of 4,422 shares of common stock and cash proceeds of $141,504.

Cash Flows

	Nine Months Ended
	November 1, 2025	November 2, 2024	Change
Cash provided by (used in) operating activities	$421.2	$(16.6)	$437.8
Cash (used in) provided by investing activities	(1,495.9)	247.7	(1,743.6)
Cash provided by financing activities	4,150.0	3,445.5	704.5
Exchange rate effect on cash, cash equivalents and restricted cash	9.0	1.1	7.9
Net change in cash balance classified as assets held for sale	(8.5)	—	(8.5)
Increase in cash, cash equivalents and restricted cash	$3,075.8	$3,677.7	$(601.9)

Operating Activities
Cash flows provided by operating activities were $421.2 million during the nine months ended November 1, 2025, compared to cash flows used in operating activities of $16.6 million during the nine months ended November 2, 2024.
Cash flows provided by operating activities during the nine months ended November 1, 2025 were primarily due to the impact of our net income, as well as an increase in accounts payable and accrued liabilities, partially offset by an increase in merchandise inventories.
Cash flows used in operating activities for the nine months ended November 2, 2024 were due to an increase in merchandise inventories, partially offset by an increase in accounts payable and accrued liabilities.
Investing Activities
Cash flows used in investing activities were $1,495.9 million during the nine months ended November 1, 2025 compared to cash flows provided by investing activities of $247.7 million during the nine months ended November 2, 2024.

Cash flows used in investing activities during the nine months ended November 1, 2025 were primarily due to the purchase of digital assets during the second fiscal quarter, the purchase of marketable securities during the third fiscal quarter, and routine capital expenditures.
Cash provided by investing activities during the nine months ended November 2, 2024 were primarily due to proceeds from the maturity of marketable securities and proceeds from the sale of property and equipment in our Europe segment, partially offset by purchases of marketable securities and routine capital expenditures.
Financing Activities
Cash flows provided by financing activities were $4,150.0 million during the nine months ended November 1, 2025 compared to $3,445.5 million during the nine months ended November 2, 2024.

Cash flows provided by financing activities during the nine months ended November 1, 2025 were primarily due to gross proceeds of $4,200.0 million received from the issuance of the Convertible 2030 Notes and the Convertible 2032 Notes, partially offset by their respective issuance costs and repayments on our government-guaranteed low interest French term loans due October 2022 through October 2026.
Cash flows provided by financing activities during the nine months ended November 2, 2024 were primarily due to gross proceeds of $3,468.5 million received from the issuance of common stock in connection with the ATM Offering, partially offset by issuance costs from the ATM Offering and repayments on our government-guaranteed low interest French term loans due October 2022 through October 2026.
CRITICAL ACCOUNTING POLICIES
Valuation of Warrants
During the three months ended November 1, 2025, the Company issued warrants to the record holders of the Company's common stock and Convertible Noteholders. Each warrant entitles the holder to purchase, at the holder's sole exclusive election, one share of common stock at an exercise price, subject to adjustment pursuant to the provision of the Warrant Agreement, of $32.00. The warrants have been classified as equity in accordance with ASC 815-40 and will expire on October 30, 2026.
The valuation of the warrants involves significant judgment, and the Company estimated the fair value using the Black-Scholes option pricing model, a Level 3 valuation technique under ASC 820: Fair Value Measurements, as there was no readily observable market price for these warrants at the time of the issuance. Key inputs used in the model to determine the fair value include: the closing stock price of the Company on the issuance date, the exercise price, the expiration date, the risk-free rate, the expected dividend yield rate, and volatility. This resulted in an estimated valuation of $2.94 for each warrant.
As of November 1, 2025, the condensed consolidated financial statements reflect a $172.9 million aggregate value for the warrants issued, including a noncash, nonrecurring interest charge of $42.2 million for the warrants issued to the holders of the Convertible 2030 Notes and the Convertible 2032 Notes.
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and exclude certain disclosures required under GAAP for complete consolidated financial statements. Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Part II—Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those included in our 2024 Annual Report on Form 10-K, other than the valuation of warrants described above.

OFF-BALANCE SHEET ARRANGEMENTS
We had no material off-balance sheet arrangements as of November 1, 2025 other than those disclosed in Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements," Note 5 "Debt" and Note 6 "Commitments and Contingencies" of our condensed consolidated financial statements for additional information.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosures about market risk as set forth in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risks" in our 2024 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") are designed to provide reasonable assurance that required disclosures in the reports that we file or submit under the Exchange Act have been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are effective in ensuring that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, determined that our disclosure controls and procedures were effective as of November 1, 2025 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2025, we issued $1.5 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2030 (the "Convertible 2030 Notes"). On June 17, 2025, we completed a private offering of $2,250.0 million aggregate principal amount of 0.00% Convertible Senior Notes due 2032 (the "Convertible 2032 Notes" and, collectively with the Convertible 2030 Notes, the "Convertible Notes"). As of November 1, 2025, we had $4.2 billion outstanding aggregate principal amount of Convertible Notes. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION

As of December 5, 2025, there were approximately 448.0 million shares of our Class A common stock outstanding. Of those outstanding shares, approximately 381.0 million (or approximately 85% of our outstanding shares) were held by Cede & Co on behalf of the Depository Trust & Clearing Corporation ("DTC") and approximately 67.0 million shares (or approximately 15% of our outstanding shares) were held by registered holders with our transfer agent, Computershare Limited (“Computershare”), as of December 5, 2025. Of those shares held by registered holders, approximately 3.3 million were held in a direct stock purchase plan (the “DSPP”) offered by Computershare as of December 5, 2025. Approximately 0.2 million of the shares in the DSPP were held at DTC in nominee form by Computershare, with all other registered shares being recorded directly by Computershare as of December 5, 2025.

Security Trading Plans of Directors and Executive Officers

On October 3, 2025, Dan Moore, the Company’s Principal Financial and Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 49,730 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until July 31, 2027, or earlier if all transactions under the trading arrangement are completed.

Aside from the plan disclosed above, none of the Company's directors or executive officers of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended November 1, 2025, as such terms are defined under Item 408(a) or Regulation S-K.

Equity Awards

On December 8, 2025, the Compensation Committee of the Board approved a new long-term equity incentive award pursuant to the GameStop Corp. 2022 Incentive Plan (the “Plan”) for Mark Robinson, our General Counsel and Secretary. This award is intended to form a portion of Mr. Robinson’s total compensation and is in recognition of his service and contributions to the Company. Mr. Robinson is to receive a restricted stock unit award pursuant to the Plan with respect to 9,561 shares of the Company’s Class A common stock, par value $.001 per share. The equity award will vest in seven installments over an 18-month period, subject to Mr. Robinson’s continued employment.

ITEM 6.    EXHIBITS

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
3.1	Third Amended and Restated Certificate of Incorporation.	Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013	September 11, 2013

3.2	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation.	Current Report on Form 8-K	June 3, 2022

3.3	Fifth Amended and Restated Bylaws.	Current Report on Form 8-K	March 6, 2017

4.1	Warrant Agreement (including Form of Warrant), dated October 7, 2025, by and between GameStop Corp., Computershare Inc., and Computershare Trust Company, N.A., as Warrant Agent.	Current Report on Form 8-K	October 7, 20256

10.1†	Open Market Sale AgreementSM, dated May 17, 2024, by and between GameStop Corp, and Jefferies LLC.	Current Report on Form 8-K	May 17, 2024

10.2*	Continuing Employment Offer Letter Agreement between Daniel Moore and GameStop Corp., executed August 8, 2025	Current Report on Form 8-K	August 11, 2025

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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

GAMESTOP CORP.

Date: December 9, 2025	By:	/s/ Daniel Moore
Daniel Moore
Principal Financial and Accounting Officer