Form 10-K
period 2026-01-31
GameStop Corp.
filed 2026-03-24
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒
The aggregate market value of the voting and non-voting Class A Common Stock held by non-affiliates of the registrant as of August 1, 2025 was approximately $9.0 billion, based upon the closing market price of $22.10 per share of Class A Common Stock on the New York Stock Exchange. (For purposes of this calculation all of the registrant's directors and officers are deemed affiliates of the registrant.)
Number of shares of $.001 par value Class A Common Stock outstanding as of March 18, 2026: 448,375,157
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
PART I
ITEM 1.    BUSINESS
General
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) offers games, collectibles, and entertainment products through its stores and ecommerce platforms. As we navigate the evolving commercial landscape, our business model is expanding beyond traditional retail to include value creation through disciplined capital allocation. We view our significant cash and other sources of liquidity as a strategic asset to be deployed into acquisitions and control transactions that offer long-term value.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal year 2025 consisted of the 52 weeks ended on January 31, 2026 ("fiscal 2025"). Fiscal year 2024 consisted of the 52 weeks ended on February 1, 2025 ("fiscal 2024") and fiscal year 2023 consisted of the 53 weeks ended on February 3, 2024 ("fiscal 2023").
Business Priorities

Our strategy has evolved into two distinct but complementary pillars:

•Capital Allocation: Utilizing our significant capital resources to actively evaluate and execute on opportunities to acquire, invest in, or partner with businesses that offer long-term value.

•Operational Excellence: Maximizing the cash flow of our legacy retail business by optimizing our store fleet.

Capital Deployment and Investment Strategy

The Company views its balance sheet as a strategic asset. We continue to review the best use for our cash and other sources of liquidity, including potential control transactions and transformational acquisitions.

While we do not limit our review to specific industries, our Investment Committee is actively evaluating opportunities that offer long-term value.

Investment Policy & Guidelines

Investments are made in accordance with the guidelines of an Investment Policy that is reviewed at least annually by the Board. Permissible investment instruments include cash and cash equivalents (e.g., bank obligations, money market funds, and commercial paper), fixed income securities (e.g., obligations of the U.S. Treasury), equity securities (limited to those listed on major exchanges), derivative instruments and options, and certain crypto-currencies, including Bitcoin.
To ensure the Company can act on these opportunities with speed and efficiency, the Board has delegated authority to an Investment Committee of the Board to manage the Company’s cash and other sources of liquidity and to review potential acquisition and control opportunities.

•Structure: The Committee consists of the Company’s Chairman and Chief Executive Officer, Ryan Cohen, and two independent members of the Board.

•Alignment of Interests: Depending on certain market conditions and various risk factors, Mr. Cohen or other members of the Investment Committee, each in their personal capacity or through affiliated investment vehicles, may at times invest in the same securities in which the Company invests. The Board anticipates that such investments will align the interests of the Company with the interests of related parties because it places the personal resources of such directors at risk in substantially the same manner as resources of the Company.

Retail Business

We are optimizing our retail footprint. We view our extensive domestic network of physical locations not merely as stores, but as fulfillment and service anchors that provide immediate capabilities.

Expand Our Addressable Market

The Company continues to explore ways to increase the size of its addressable market through new product and service offerings.
•Strategic Validation: Our recent initiatives have validated our thesis that consumers value transactional speed and convenience. By utilizing our stores as efficient trade-in destinations, we have demonstrated that our infrastructure can drive transaction volume and customer engagement.

•The Network Effect: We believe our dense store network serves as a competitive advantage.

Maximize Profitability

The Company continues to focus on cost containment to maximize operating income.

•Indirect Spend: We have focused on eliminating non-income generating spend. In 2025, we significantly reduced indirect costs and intend to continue this discipline in 2026.

•International Streamlining: We continue to evaluate our international assets for strategic relevance. In the past three years, the Company has exited operations in Ireland, Switzerland, Austria, Germany, New Zealand, Italy and Canada. In addition, the Company has signed an agreement related to a potential sale of its operations in France to a strategic buyer.

•Store Fleet Optimization: Each year, the Company performs a comprehensive store portfolio optimization review which involves identifying stores for closure based on many factors, including an evaluation of current market conditions and individual store performance. This review resulted in the closure of 727 stores in the United States in fiscal 2025. At this time, we do not anticipate closing a significant number of stores in fiscal 2026, as we view our domestic footprint as a core component of our logistics infrastructure strategy.
Forward-Looking Statement on Acquisitions

While the Company has no binding agreements for a specific transaction at this time, we are actively evaluating opportunities that could require significant capital deployment. Shareholders should understand that our strategy is now explicitly focused on leveraging our cash, flexible capital structure, and stock to acquire assets that we believe will undergo a significant re-rating under our stewardship.

Reportable Segments

We operate our business in three geographic segments: United States, Australia and Europe. During the second quarter of fiscal 2025, we divested our operations in Canada, which previously comprised a fourth separate reporting segment.
We identify our segments based on geographic areas, which reflects the way we manage the organization and analyze performance. Our Australia geographic segment includes operations in New Zealand for reporting purposes. During the fourth quarter of fiscal 2025, we closed our store operations in New Zealand.
Our sales and profits are driven through both our physical stores and ecommerce platforms. Each segment consists primarily of retail operations, with the significant majority focused on games, collectibles, entertainment products and technology. These products are substantially the same regardless of geographic location, with the primary differences in merchandise carried being the timing of the release of new products in the various segments.
As of January 31, 2026, we had a total of 2,206 stores across all of our segments: 1,598 in the United States, 308 in Europe, and 300 in Australia. Our stores and ecommerce sites operate primarily under the names GameStop®, EB Games® and Micromania®.
Our Australia and Europe segments also include 23 pop culture themed stores selling collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers in international markets operating under the Zing Pop Culture® brand.
Financial information about our segments is included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Notes to the Consolidated Financial Statements, Note 5, "Segment Information," of this Form 10-K.

Merchandise
We categorize our sale of products as follows:
•Hardware and accessories. We offer new and pre-owned gaming platforms from the major console manufacturers. The current generation of consoles include the Nintendo Switch 2, Sony PlayStation 5, and Microsoft Xbox Series X. Accessories consist primarily of controllers, gaming headsets, and other peripheral devices.
•Software. We offer new and pre-owned gaming software for current and certain prior generation consoles. We also sell a wide range of in-game digital currency, digital downloadable content and full-game downloads.
•Collectibles. Collectibles consist of apparel, toys, trading cards, gadgets and other retail products for pop culture and technology enthusiasts . This category also includes collectibles related services, such as submission services for the authentication and grading of trading cards.
Store Locations

Our retail stores are generally located in strip centers, shopping malls and pedestrian areas. These locations provide easy access and high frequency of visits and, in the case of strip centers and high-traffic pedestrian stores, high visibility. We target strip centers that are conveniently located, have a mass merchant or supermarket anchor tenant and have a high volume of customers. As of January 31, 2026, we offered games and entertainment products in 2,206 stores worldwide as more specifically set forth below:

Domestic Locations. The table below sets forth the number and locations of our domestic stores included in the United States segment.

Alabama	30	Louisiana	26	Ohio	67
Alaska	4	Maine	5	Oklahoma	20
Arizona	41	Maryland	31	Oregon	27
Arkansas	8	Massachusetts	20	Pennsylvania	70
California	131	Michigan	38	Rhode Island	5
Colorado	26	Minnesota	17	South Carolina	31
Connecticut	13	Mississippi	14	South Dakota	3
Delaware	6	Missouri	30	Tennessee	40
Florida	106	Montana	8	Texas	177
Georgia	64	Nebraska	7	Utah	19
Hawaii	8	Nevada	20	Vermont	1
Idaho	11	New Hampshire	8	Virginia	48
Illinois	42	New Jersey	37	Washington	40
Indiana	37	New Mexico	14	West Virginia	10
Iowa	14	New York	59	Wisconsin	28
Kansas	15	North Carolina	78	Wyoming	4
Kentucky	34	North Dakota	6

Total Domestic Stores					1,598

International Locations. The table below sets forth the number and locations of our international stores included in our segments in Australia, and Europe.

Number of Stores
France	308
Australia	300
Total International Stores	608

Vendors
We purchase our new products worldwide from a broad number of manufacturers, software publishers and distributors. Our largest vendors are Nintendo, Sony, and Pokemon, which collectively accounted for a majority of our new product purchases in fiscal 2025. We have established certain rights with our primary gaming product vendors that reduce our risk of inventory obsolescence, including, in some circumstances, unsold product return policies and protections against price reductions. In addition, we generally conduct business on an order-by-order basis, a practice that is typical throughout the industry. We believe that maintaining and strengthening our long-term relationships with our vendors is essential to our operations.
Loyalty Program
We operate loyalty programs in each country where we have store operations. These programs generally allow customers to enroll in either a free or paid membership, providing access to exclusive rewards. Paid memberships typically offer additional discounts and benefits across our stores and e-commerce properties. Customers participating in these programs represent a meaningful portion of our overall sales.
Trade-In Program
We provide our customers with an opportunity to trade-in their pre-owned gaming, mobility and other products at our stores in exchange for cash or credit, which can be applied towards the purchase of other products. This process drives higher market share and offers a broader range of price points for our customers. Our trade-in program provides customers a means to unlock value and recycle used product, which enables us to offer previous generation platforms and related games. We operate refurbishment centers in the United States, Australia and Europe, where used gaming, mobility and other products can be tested, repaired, sanitized, repackaged and redistributed for sale.
In addition, we offer a trade-in program for graded collectibles, allowing customers to quickly convert their graded trading cards into immediate liquidity. This program provides a convenient and transparent way for customers to sell graded cards across our network of locations, and we believe it represents a meaningful differentiator in the marketplace.
Distribution and Information Management
Our operating strategy involves providing a convenient and broad selection of merchandise and services that our customers may want or need. We use our distribution facilities, store locations and inventory management systems to optimize the efficiency of the flow of products to our stores and customers, enhance fulfillment efficiency and optimize in-stock and overall investment in inventory. We also utilize our stores as fulfillment and service anchors that provide immediate capabilities including acting as trade-in destinations for the Company's gaming, trading card, and consumer electronics categories.
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
The collectibles market is similarly fragmented and highly competitive, with significant price and allocation pressure. We compete with mass merchants and regional chains, sporting good stores, local and regional specialty retailers, and online marketplaces offering trading cards, gaming-related collectibles, and similar products.
In the United States, we compete with Walmart Stores, Inc. (“Walmart”), Target Corporation (“Target”), Best Buy Co., Inc. ("Best Buy") and Amazon.com, Inc. (“Amazon.com”), and other national and specialty retailers. In Europe our competitors include major consumer electronic retailers such as FNAC-Darty, large hypermarket chains including Leclerc, and Amazon.com's online marketplace. In Canada, prior to the divestiture of our operations, our primary competitors included Walmart and Best Buy. In Australia, we compete with retailers such as JB HiFi stores, Big W, Target and Amazon.com.
Globally, we also compete with certain vendors, including Sony, Nintendo and Microsoft among others, for direct-to-consumer digital and physical offerings.

Seasonality
Our business, like that of many retailers, is seasonal, with a significant portion of sales and operating profit realized during the fourth quarter of the fiscal year, which includes the holiday selling season. Although the fourth quarter remains our largest period, its relative contribution has moderated compared to historical levels. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other factors, the timing of new product introductions and releases, adverse weather conditions, shifts in the timing of certain holidays or promotions and changes in our merchandise mix. We generated approximately 30% and 34%, respectively of our sales during the fourth quarters of fiscal 2025 and 2024.
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
Human Capital
At GameStop, we strive to attract, retain and develop talent at all levels of our organization. We have approximately 4,000 full-time salaried and hourly associates and between 11,000 and 16,000 part-time, hourly associates worldwide, depending on the time of year. Our human resource philosophy is based on the following tenets:
•Development: We are committed to providing our associates with opportunities to develop and grow their careers. We offer learning opportunities through our training programs.
•Collaboration: We advocate working actively to build understanding and collaboration across functions. We believe a more collaborative workforce provides many benefits in drawing upon a greater richness of resources, experiences, ideas and talents.
•Benefits: We have designed our compensation and benefits programs to meet the unique needs of employees in our various business segments. These programs are intended to attract, reward and retain talent, while instilling an ownership mentality in our work.
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

ITEM 1A.    RISK FACTORS
An investment in our Company involves a high degree of risk. You should carefully consider the risks below, together with the other information contained in this report and other filings we make with the SEC, before you make an investment decision with respect to our Company. The risks described below are not the only ones facing us. Additional risks not presently known to us, or that we consider immaterial, may also impair our business operations. Any of the following risks could materially adversely affect our business, operating results or financial condition, and could cause a decline in the trading price of our securities and the value of your investment.
Risks Related to Our M&A and Investment Strategy
Our success in meeting strategic objectives can depend on our performance in evaluating and executing on acquisitions and other control transactions.
As part of our corporate strategy and growth plans, in the ordinary course of business, we seek out, review and consider potential acquisitions and other control transactions, some of which may be significant in size. There can be no assurances, however, that we will be able to successfully identify suitable candidates for any such transactions, negotiate or otherwise come to an agreement for any such transaction on terms acceptable to the Company, obtain financing on terms acceptable to the Company or at all, receive any domestic or international antitrust, competition or other regulatory approvals necessary for any such transaction or otherwise be able to satisfy all conditions to the closing of (or otherwise consummate), any such transaction, successfully integrate any acquired businesses and/or otherwise realize any anticipated synergies or other benefits therefrom, or that the financial performance of any such acquired business will be consistent with the Company’s expectations.
Acquisitions and other control transactions involve significant risks and uncertainties, including difficulties in the integration of the operations, systems, and personnel of the acquired companies and the diversion of management’s attention from other business concerns. Although our management will endeavor to evaluate the risks inherent in any particular transaction, there are no assurances that we will properly ascertain all such risks. Acquisitions may involve significant cash expenditures, debt incurrences, equity issuances, and expenses. Difficulties encountered with acquisitions may have a material adverse effect on our business, financial condition, and results of operations.

The value of our investments may decline.
The Company's Investment Policy permits the Company to invest from time to time in securities and certain crypto-currencies, including Bitcoin and U.S. Dollar-denominated stablecoins. The policy also permits the Company to invest in derivative instruments and options. The Company is, and will be, exposed to market volatility in connection with these investments. The Company’s financial position and financial performance could be adversely affected by worsening market conditions or poor performance of such investments. Bitcoin, for example, is a highly volatile asset and has experienced significant price fluctuations over time. U.S. Dollar-denominated stablecoins may also suffer from value loss due to various issues underlying the product, including bank or issuer failure or underlying blockchain problems. The Company may also invest from time to time in nonmarketable securities and may need to hold such instruments for a long period of time and may not be able to realize a return of its cash investment should there be a need to liquidate to obtain cash at any given time. The Company may also invest from time to time in securities that are interest-bearing securities and if there are changes in interest rates, those changes would affect the interest income the Company earns on these investments and, therefore, impact its cash flows and results of operations.
Our investments may be concentrated in one or a few holdings, which may result in a single holding significantly impacting the value of our investments.
The Company’s investments are overseen in accordance with the guidelines approved by the Investment Committee pursuant to the Investment Policy. The Company's investments may be concentrated in just one or a few holdings. Additionally, the Investment Committee may use derivates or leverage, which could further increase the risk and volatility in the holdings. Accordingly, a significant decline in the market value of one or more of such holdings may not be offset by hypothetically better performance of the other holdings, if any. This concentration (especially if the position involves derivatives or leverage) of risk may result in a more pronounced effect on net income and stockholders’ equity, and may result in greater volatility in the fair market value of the Company’s investments from one period to another.
To the extent we hold Bitcoin, we will be exposed to certain risks associated with Bitcoin.
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
Our derivative strategies expose us to credit risk of counterparties.
We have in the past, and may in the future, enter into derivative transactions, including over-the-counter ("OTC") swaps and options on digital and other assets. The terms of these OTC derivatives are bilaterally negotiated with financial institution counterparties and expose the Company to credit-related losses in the event of nonperformance by these counterparties. The credit risk exposure generally consists of the mark-to-market value ("MtM") constituting unrealized gains under such transactions.
To mitigate against the risk of this exposure, these agreements typically include a feature requiring the party that is out-of-the-money (on the basis of the MtM of the transactions), whether the Company or the derivative counterparty, to pledge collateral for all or some portion of the MtM of outstanding derivatives. In certain circumstances, the pledged collateral may be contractually permitted to be rehypothecated, repledged, used and/or commingled by the counterparty. The ability to commingle or rehypothecate may obscure legal title to the underlying collateral, particularly in the case of pledged digital assets. If the custodian of our collateral becomes subject to bankruptcy or liquidation proceedings, our ability to reclaim such collateral may be subject to competing claims from other creditors. In addition, if our transactions are early terminated or unwound following an event of default or termination event, including one resulting from the insolvency of a counterparty, our claim for any termination value against such counterparty will be a general unsecured claim to the extent not covered by the value of the collateral pledged to the Company. In such instances, any remaining claim will be subject to the claims of competing creditors.

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

Under accounting rules, changes in the unrealized gains and losses on certain of our investments may be included in the Company’s reported net income, even though the Company has not actually realized any gain or loss by selling such securities. Accordingly, changes in the market prices of such securities can have a significant impact on the Company’s reported results for a particular period, even though those changes do not bear on the performance of the Company’s operating businesses.
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
In order not to be regulated as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), unless we can qualify for an exclusion or exemption therefrom, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading in securities and owning “investment securities” having a value constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are primarily engaged in offering games, collectibles and entertainment products through our stores and ecommerce platforms. Substantially all of our cash and cash equivalents (which are excluded from the term “investment securities” as cash items) have consisted, and are expected to consist, of (i) cash held in demand deposit accounts at banks and (ii) holdings of securities of money market funds that comply with Ruler 2a-7 under the Investment Company Act and (iii) U.S. government securities. Accordingly, we do not believe we are an investment company as defined under the Investment Company Act and we will continue to conduct our operations and monitor our holdings consistent with the Investment Policy to ensure ongoing and continuing compliance with this test so that we are not required to register as an investment company under the Investment Company Act. A change in, or further, guidance that may be issued in the future by the SEC or its Staff could negatively affect our ability to be excluded from the definition of an investment company under the Investment Company Act and regulation thereunder, which, in turn, could inhibit our ability to pursue our chosen strategies and may require us to re-classify our assets for purposes of the Investment Company Act or adjust our strategy accordingly. If we are required to do so, we may no longer be able to be excluded from the definition of an investment company under the Investment Company Act. If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on our issuance of securities. In addition, burdensome requirements may be imposed on us, including registration as an investment company under the Investment Company Act, adoption of a specific form of corporate structure and reporting, limitations with respect to management, operations, transactions with certain affiliated persons and portfolio composition, including with respect to diversification and industry concentration, record keeping, voting, proxy and disclosure requirements and other rules and regulations. Such restrictions and requirements could have a material adverse effect on our business and financial condition and may also require us to substantially change the manner in which we conduct our business. Further, a determination by regulators that Bitcoin or certain other cryptocurrencies constitute “securities” or “investment securities” under the Investment Company Act or other Federal Securities laws could lead to our classification as an investment company under the Investment Company Act and could negatively impact the market price or liquidity of Bitcoin or such other cryptocurrencies that we may hold should we have to sell such holdings during adverse market conditions and require significant changes in our operations which could have a material adverse effect on the market value of our securities.
Retail Industry Risks
Economic, social and political conditions in the markets in which we operate could adversely affect demand for the products we sell and impact our business and financial condition.
Sales of our products involve discretionary spending by consumers, making our results highly dependent on the health of the economies and consumer confidence in the markets in which we operate. Consumers are typically more likely to make discretionary purchases, including purchasing gaming and collectibles products, when there are favorable economic conditions. Our business may be affected by many economic, social, and political factors outside our control. Some of these factors include consumer disposable income levels, consumer confidence in current and future economic conditions, levels of employment, consumer credit availability, consumer debt levels, interest rates, tax rates, housing market conditions, inflation, tariffs, socio-political factors, such as civil unrest or political uncertainty, and the effect of weather, natural disasters, and public health crises. Adverse economic, social and political changes in any of the regions in which we sell our products could adversely affect our business in many ways, including reduced sales and margins.
We face strong competition from multi-channel retailers, ecommerce businesses and others, which directly affects our revenue and profitability.
The retail environment is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Walmart and Target, computer product and consumer electronics stores, including Best Buy, other United States and international gaming and PC software specialty stores, such as FNAC Darty, major hypermarket chains like Leclerc, toy retail chains, internet-based retailers such as Amazon.com, other internet marketplaces, including those operated by game publishers and console manufacturers, online retailers of digital software, game rental companies and collectibles and trading card retailers. Competition may also result from new entrants into the markets we serve, offering products and/or services that compete with us. If we lose customers to our competitors, or if we reduce our prices or increase our spending to maintain our customers, such actions may negatively impact our business and our financial performance.
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
The gaming industry has historically been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new gaming platforms, sales of these platforms and related software and accessories generally increase due to initial demand, while sales of older platforms and related products generally decrease as customers migrate toward the new platforms. A new console cycle began with the launch of the Sony PlayStation 5 in November 2020, the Microsoft Xbox Series X in November 2020 and the Nintendo Switch Two in June 2025.
We are dependent upon the timely delivery of new and innovative products from our vendors and failure to timely obtain new product can adversely affect our sales.
We depend on manufacturers and publishers to deliver video game hardware, software, collectibles (including trading cards), and consumer electronics in quantities sufficient to meet customer demand.
Some of the products we sell, including Pokemon trading cards, may be in short supply and highly allocated among us and our competitors and we compete for product inventory. If we fail to obtain products in sufficient quantities, our sales may be negatively impacted.
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
A number of our suppliers rely on foreign sources, primarily in Asia, to manufacture a portion of the products we purchase from them. As a result, any event causing a disruption of imports, including labor shortages, natural disasters, public health crises or the imposition of import or trade restrictions in the form of tariffs or quotas could increase the cost and reduce the supply of products available to us, which may negatively impact our business and results of operations.
An adverse trend in sales during the holiday selling season could impact our financial results.
Our business, like that of many retailers, is seasonal, with a major portion of our sales and operating profit realized during the fourth quarter of each year, which includes the holiday selling season. During fiscal 2025 and 2024, we generated approximately 30% and 34%, respectively, of our sales during the fourth quarter. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire fiscal year.
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
A significant portion of revenue and profit in our collectibles product category is generated from the sale of trading cards, including Pokemon trading cards. A decline in the popularity of these collectibles could adversely impact our operating income.
A significant portion of revenue in our collectibles product category is generated from the sale of trading cards, including Pokemon trading cards. The market for these collectibles is in turn affected by the popularity and market value of various trading card releases. The popularity of various trading card releases can vary due to a number of factors, most of which are outside our control, including perceived scarcity or lack of scarcity, changes in consumer confidence and trends and their impact on disposable income, trading card prices, interest rates and other general economic conditions. A decline in the popularity of these products could have a material and adverse impact on our operating income.
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
In-store and ecommerce retail are competitive and evolving environments. Insufficient, untimely or inadequately prioritized or ineffectively implemented investments could significantly impact our profitability and affect our ability to attract new customers, as well as maintain our existing ones.

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

We may incorporate artificial intelligence into workflows and processes, including customer-facing and operation activities, and challenges with properly managing its use could result in reputational harm, competitive harm and legal liability, and adversely affect our results of operations.

We may begin using artificial intelligence and machine learning technologies (“AI”) to enhance certain workflows and processes used in our business, including certain customer-facing and operational activities. AI is still in its early stages, and the introduction and incorporation of AI technologies may result in unintended consequences or other new or expanded risks and liabilities. If the content, analyses or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate or biased, such as due to limitations in AI algorithms, insufficient or biased base data or flawed training methodologies, our business, financial condition, results of operations and reputation may be adversely affected. In addition, if AI tools used in connection with our manufacturing and operations do not perform as intended, such tools could adversely affect our business and results of operations. Also, our competitors or other third parties may incorporate AI into their products and services more quickly or more successfully than we do, which could impair our ability to compete effectively and adversely affect our results of operations.

If our use of artificial intelligence becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. There is uncertainty in the legal and regulatory landscape for AI, which is not fully developed, and any laws, regulations or industry standards adopted in response to the emergence of AI may be burdensome, could entail significant costs, and may restrict or impede our ability to successfully develop, adopt and deploy AI technologies efficiently and effectively.
An important element of our profitability initiative was to reduce our global store base. Failure to successfully transfer customers and sales from closed stores to nearby stores could adversely impact our financial results.
As a part of our profitability initiative, we significantly reduced our global store base in fiscal 2025, which included closing stores that did not meet our performance standards and stores at the end of their lease terms with the intent of transferring sales to other nearby locations. If we are unsuccessful in marketing to customers of the stores that have closed or in transferring sales to nearby stores, our results of operations could be negatively impacted.
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

We are highly dependent on the services of the Company’s Chairman of the Board and Chief Executive Officer, Ryan Cohen.

We are highly dependent on the services of Ryan Cohen, the Company’s Chairman of the Board, Chief Executive Officer and as of January 31, 2026, largest stockholder. On January 7, 2026, we filed a Form 8-K with the U.S. Securities and Exchange Commission disclosing the grant on January 6, 2026, of a 100% performance-based nonqualified stock option award (the “CEO Performance Award”) to Mr. Cohen, subject to approval at a meeting of the Company’s stockholders, and stating our plan to seek stockholder approval of the CEO Performance Award. Other than the provision of executive security services in accordance with the independently-assessed executive security program established by our Board, Mr. Cohen has not received compensation for his services to GameStop since he was appointed to the Board and later as our Chief Executive Officer and Chairman. The Board recognizes that Mr. Cohen's existing equity stake aligns his baseline economic interests with our shareholders. However, executing our strategy requires an absolute prioritization of Mr. Cohen's time, focus and strategic bandwidth. Even after giving effect to the CEO Performance Award, Mr. Cohen will receive zero base salary, zero cash bonuses and zero time-vested equity. The CEO Performance Award is designed to incentivize Mr. Cohen to prioritize the Company's execution above his other opportunities, rewarding him only if he delivers sustained, measurable increases in intrinsic value for our shareholders. If the CEO Performance Award is not approved or GameStop is unable to adequately incentivize Mr. Cohen to maintain his focus and priorities on GameStop, the Company's ability to execute on its strategy and achieve its growth goals may be adversely impacted.
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
An important part of our business involves the receipt, collection, storage, transfer, disposal, disclosure, security, use, and other processing (collectively, “process” or “processing”) of personal information of our customers and associates (including, in the case of customers, payment information) and other sensitive information, including without limitation proprietary and confidential business data, trade secrets, intellectual property, and financial data. We have systems and processes in place that are designed to protect against security and data breaches, compromise of confidential and other sensitive information, and other interruptions. Despite these efforts, we have been the target of cybersecurity attacks in the past and there is no guarantee that the procedures we have implemented to protect against such security breaches, compromises, and other interruptions are adequate or will be effective. Our data and information systems (including those of third parties with whom we work), are subject to a variety of evolving threats (e.g., phishing attacks, software bugs, ransomware, and others). These threats come from a wide variety of actors (e.g., hackers, personnel, nation states and state-sponsored actors). Our data and information systems may also be compromised for reasons other than a cyberattack (e.g., information system malfunctions, loss, telecommunications failures, earthquakes, fire or flood). We rely on certain third parties and their technologies to operate critical business systems to process sensitive data (including personal information) in a variety of contexts. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security breach, compromise, or other interruption, we could experience adverse consequences.
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
We seek to mitigate our exposure to disruptions to our support, fulfillment and refurbishment operations in several ways. For example, where feasible, we design the configuration of our logistics operations to reduce the consequences of disasters and other disruptions. We also maintain insurance for these facilities against casualties, and we evaluate our risks and develop contingency plans for dealing with them. Although we have reviewed and analyzed a broad range of disruption risks applicable to our logistics operations, the ones that actually affect us may not be those that we have concluded are most likely to occur. Furthermore, our plans may not be adequate at the time of occurrence for the magnitude of any particular disruption event that we may encounter.
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
As a seller of consumer products, we are subject to various federal, state, local and international laws, regulations and statutes, including laws relating to product safety and consumer protection and privacy. While we take steps to comply with these laws, there can be no assurance that we will be in compliance, and failure to comply with these laws could result in litigation, regulatory action and penalties which could have a negative impact on our business and financial condition. In addition, our suppliers might not adhere to product safety requirements and the Company and those suppliers may therefore be subject to involuntary or voluntary product recalls or product liability lawsuits. Direct costs, lost sales and reputational damage associated with product recalls, government enforcement actions or product liability lawsuits, individually or in the aggregate, could have a negative impact on future revenues and results of operations.
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
Our stock has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of our Company. These market fluctuations may adversely affect the trading price of our Class A Common Stock. In particular, a large proportion of our Class A Common Stock has been and may continue to be traded by short sellers which has put and may continue to put pressure on the supply and demand for our Class A Common Stock, further influencing volatility in its market price. These and other external factors have caused and may continue to cause the market price and demand for our Class A Common Stock to fluctuate substantially, which may limit or prevent our stockholders from readily selling their shares of our Class A Common Stock and may otherwise negatively affect the liquidity of our Class A Common Stock.
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
The CEO Performance Award, if and to the extent the Options become vested and are exercised, would result in dilution to stockholders, in respect of both voting and economics, and could impact the price of GameStop’s common stock.
If any or all performance hurdles specified in the CEO Performance Award are achieved and any tranches of Options earned and vested thereunder are exercised, Mr. Cohen will receive the right to vote such shares issued in connection with the exercise. Given the magnitude of the award necessary to incentivize Mr. Cohen’s performance, commensurate with the magnitude of the hurdles underlying the CEO Performance Award, if achieved, this would result in dilution of stockholders’ voting power or economic rights and may result in the creation or entrenchment of voting positions that could meaningfully influence the direction of GameStop. If Mr. Cohen were to sell a large portion of his shares, following the required holding periods, it may further impact the share price of GameStop’s common stock. If achieved and exercised in full, the CEO Performance Award would result in Mr. Cohen acquiring a significant number of additional shares, thereby increasing his existing voting power and influence over the direction of GameStop’s future growth. Mr. Cohen could have the ability to meaningfully influence the outcome of corporate actions requiring stockholder approval, including the election of directors, the results of any proposals related to our governing documents, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transaction.
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

In April 2025, we issued $1.5 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2030 (the "Convertible 2030 Notes"). On June 17, 2025, we completed a private offering of $2,250.0 million aggregate principal amount of 0.00% Convertible Senior Notes due 2032 (the "Convertible 2032 Notes" and, collectively with the Convertible

2030 Notes, the "Convertible Notes"). As of January 31, 2026, we had $4.2 billion outstanding aggregate principal amount of Convertible Notes. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.
The Convertible Notes are our obligations only, and substantially all of our operations are conducted through, and a portion of our consolidated assets are held by, our subsidiaries.

The Convertible Notes are our obligations exclusively and are not guaranteed by any of our operating subsidiaries. Substantially all of our operations are conducted through, and a portion of our consolidated assets are held by, our subsidiaries. Accordingly,our ability to service our debt, including the Convertible Notes, depends in part on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans or otherwise, to pay amounts due on our obligations, including the Convertible Notes. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make payments on the Convertible Notes or to make any funds available for that purpose. In addition, dividends, loans or other distributions to us from such subsidiaries may be subject to contractual and other restrictions, including the agreements governing the French Term Loans which limit dividends, loans or other distributions from our subsidiary Micromania, and are subject to other business considerations.
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
Risks Related to Our Outstanding Warrants
The issuance of Common Stock upon the exercise of the Warrants may depress our stock price.
Subject to the adjustment provisions of the Warrant Agreement, if all Warrants distributed in the warrant distribution are exercised, we would issue 59,153,963 shares of Common Stock, which would be an approximately 13% increase from our number of shares outstanding, as of January 31, 2026. The issuance of such additional shares of Common Stock upon exercise of the Warrants, and the resale of such shares on the open market after their issuance, or the perception that such sales could occur, could result in significant downward pressure on our stock price.
Future issuance of additional warrants may adversely affect the market price of the Warrants and the market price of our Common Stock.
Without the consent of any holder of any Warrants, we may issue additional warrants with the same terms as the Warrants distributed on October 7, 2025, which additional warrants will, subject to the foregoing, be considered to be part of the same series of, and rank equally and ratably with all other, Warrants issued under the Warrant Agreement. We may issue such additional warrants through a sale or another distribution to holders of our Common Stock and other holders of our securities such as Convertible Notes and the Warrants. The issuance, sale or distribution of substantial amounts of such additional warrants, or the perception that such issuances, sale or distribution may occur, could adversely affect the trading price of the Warrants and the market price of our Common Stock.

Hedging arrangements relating to the Warrants may affect the value and volatility of our Common Stock or other securities of ours.
In order to hedge their financial positions, holders of the Warrants may enter into hedging transactions with respect to our Common Stock or other securities of ours, may unwind or adjust hedging transactions and may purchase or sell large blocks of our Common Stock or other securities of ours in one or more market transactions. The effect, if any, of these activities on the trading price of our Common Stock or such other securities will depend in part on market conditions and cannot be known in advance, but any of these activities could adversely affect the value and price volatility of our Common Stock or such other securities.
Exercising the Warrants is a risky investment and you may not be able to recover the value of your investment in the Common Stock received upon exercise of the Warrants. You should be prepared to sustain a loss of the exercise price of your Warrants.
In order for you to recover the value of your investment in the shares of Common Stock received upon exercise of the Warrant exercise price, the value per share of Common Stock must be more than the strike price of the Warrants. If the value of the shares of Common Stock you receive upon exercise of a Warrant is lower than the amount you pay to the exercise such Warrant, or subsequent to the exercise of a Warrant there is a drop in our stock price, you could sustain a financial or other loss from exercising such Warrant. We cannot assure you that the value per share of our Common Stock will not fluctuate or decline significantly below the strike price in the future, in which case you could incur substantial losses.
The Warrants do not automatically exercise, and any Warrant you do not exercise prior to the Expiration Date will lose all financial value.
Your Warrants do not automatically exercise, even if the price per share of our Common Stock is at or above the strike price of the Warrants. You are entitled to exercise the full number of Warrants you hold or any portion thereof. Any Warrant held by you that are not exercised (including due to your failure to pay the Warrant exercise price when due) during the period prior to expiration of the Warrant will expire unexercised, meaning the Warrants will no longer exist, and you will also not receive any shares of our Common Stock nor other value in connection with such Warrants.
In general, holders of the Warrants will not be entitled to any of the rights of holders of our Common Stock.
In general, Holders of the Warrants will not be entitled to any rights with respect to our Common Stock, including, without limitation, voting rights and rights to receive any dividends or other distributions on our Common Stock, but holders of the Warrants will be subject to all changes affecting our Common Stock.
In general, you will have rights with respect to our Common Stock only if you receive our Common Stock upon exercising the Warrants for cash and only as of the date when you become a record owner of the shares of our Common Stock upon such exercise. For example, if an amendment is proposed to our charter or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the date you are deemed to be the owner of the shares of our Common Stock due upon exercise of your Warrants, you will not be entitled to vote on the amendment, although you will nevertheless be subject to any changes in the powers, preferences or special rights of our Common Stock. However, there may be circumstances in which Holders of the Warrants participate, at the same time and upon the same terms as holders of our Common Stock, without having to exercise their Warrants, as if they held a number of shares of our Common Stock equal to the Warrant Exercise Rate per Warrant, as described in the “Description of the Warrants-Adjustment and Amendment Provisions-Adjustments to Strike Price, Warrant Exercise Rate and Warrant Exercise Price” below.
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

Governance
As indicated above, we have an IT security team, led by our chief information security officer, that is responsible for implementing and maintaining centralized cybersecurity and data protection practices at the Company in close coordination with senior leadership and other teams across GameStop. The security team’s leadership has an average of 16 years of prior work experience in various roles including monitoring, response, compliance and privacy. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the Audit Committee on any appropriate items.
The Audit Committee of the Board of Directors, with input from management, assesses the measures implemented by us to mitigate and prevent cybersecurity attacks or other compromises. The Company’s IT team consults with, and provides regular updates to, our Audit Committee, as well as members of our senior management team, as appropriate, on technology and cybersecurity matters, the status of projects to strengthen our information security systems, assessments of our cybersecurity program, and timely reports regarding any cybersecurity attack that meets established reporting thresholds. Our Audit Committee has oversight responsibility for our cybersecurity program.

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
The terms of the store leases for the 2,206 leased stores open as of January 31, 2026 expire as follows.

Lease Terms to Expire During	Number of Stores
Fiscal 2026	1,168
Fiscal 2027	527
Fiscal 2028	243
Fiscal 2029	160
Fiscal 2030 and later	108
2,206
As of January 31, 2026, we leased five distribution facilities, totaling approximately 0.7 million square feet. The lease expiration dates for the leased facilities range from 2026 to 2032, with an average remaining lease life, including reasonably certain options, of approximately four years.
The following table presents our principal facilities(1) . Additional information regarding our properties can be found in Item 1, “Business—Store Locations” in this Form 10-K.

Location	Segment	Square Footage	Owned or Leased	Use
Grapevine, Texas, USA(1)	United States	360,000	Leased	Distribution, fulfillment, administration, and manufacturing
Eagle Farm, Queensland, Australia	Australia	185,000	Leased	Distribution and administration
Sophia Antipolis, France	Europe	18,165	Leased	Administration
Paris, France	Europe	76,000	Leased	Distribution
___________________
(1) In fiscal 2024, we closed our distribution facility in York, Pennsylvania and consolidated U.S. fulfillment activities into our facility in Grapevine, Texas. During the same period, we relocated our U.S. refurbishment operations into our Grapevine Texas distribution, fulfillment and administration facility; previously, refurbishment operations were conducted in a separate facility also located in Grapevine. We also divested our operations in Italy, which included our facility in Milan.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A Common Stock is traded on the NYSE under the symbol “GME”. As of March 18, 2026, there were 448.4 million shares of our Class A Common Stock outstanding, of which approximately 382.4 million shares (85%) were held by Cede & Co. on behalf of the Depository Trust & Clearing Corporation ("DTC"), and approximately 66.2 million shares (15%) were held by registered holders with our transfer agent, Computershare Limited ("Computershare"). Of the shares held by registered holders, approximately 3.3 million were held in our direct stock purchase plan ("DSPP") including 0.2 million shares held in nominee form by Computershare at DTC, with the remainder held directly in registered form with Computershare. As of March 18, 2026, there were 177,522 record holders of our Class A Common Stock.
On June 3, 2019, our Board of Directors elected to eliminate our quarterly dividend in an effort to strengthen our balance sheet and provide increased financial flexibility. During the past six fiscal years, we have not declared, and do not anticipate declaring in the near term, cash dividends on shares of our Class A Common Stock. In 2025, we issued a special dividend to holders of our Class A Common Stock in the form of a warrant. For information regarding the warrant dividend, see " Warrants" section in Item 7, Management's discussion and Analysis of Financial Condition and Result of Operations. We currently use, and will continue to use, all available funds and any future earnings for working capital and general corporate purposes, maintaining a strong balance sheet, potential control transactions and transformational acquisitions and capital expenditures. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, including those under the agreements governing our existing indebtedness, and other factors our Board of Directors deems relevant.
Stock Comparative Performance Graph
The following graph compares the cumulative total stockholder return on our Class A Common Stock for the period commencing February 1, 2021 through January 31, 2026 with the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the Dow Jones Retailers, Other Specialty Industry Group Index (the “Dow Jones Specialty Retailers Index”) over the same period. Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our Class A Common Stock, the S&P 500 and the Dow Jones Specialty Retailers Index on February 1, 2021 and (ii) reinvestment of dividends.
The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

	2/1/2021	1/28/2022	1/27/2023	2/2/2024	2/1/2025	1/31/2026
GME	$100.00	$30.13	$28.09	$18.13	$33.11	$29.39
S&P 500 Index	$100.00	$120.99	$112.95	$139.85	$172.86	$200.84
Dow Jones Specialty Retailers Index	$100.00	$95.90	$95.66	$114.21	$167.00	$159.96
As noted above under the heading "Risk Factors — Risk Related to Our Class A Common Stock", the market price of our Class A Common Stock has been extremely volatile due to circumstances outside of our control, including a short squeeze in 2021 that led to volatile price movements that were unrelated or disproportionate to our operating performance.
Issuer Purchases of Equity Securities
On March 4, 2019, our Board of Directors approved a share repurchase authorization allowing us to repurchase up to $300.0 million of our Class A Common Stock. The authorization has no expiration date. We did not repurchase shares during fiscal 2025 or fiscal 2024. As of January 31, 2026, we have $101.3 million remaining under the repurchase authorization. Refer to Item 7. Management's Discussion and Analysis - "Share Repurchases" for additional information.
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
In Management’s Discussion and Analysis of Financial Condition and Results of Operations, we provide a detailed analysis for fiscal 2025 compared to fiscal 2024. For a comparison of our results of operations for fiscal 2024 compared to fiscal 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended February 1, 2025, as filed with the SEC on March 25, 2025.
OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our” or the “Company”), a Delaware corporation established in 1996, is a leading specialty retailer offering games, collectibles, and entertainment products. As we navigate the evolving commercial landscape, our business model is expanding beyond traditional retail to include value creation through disciplined capital allocation. We view our significant cash and liquidity position as a strategic asset to be deployed into acquisitions, and control transactions that offer long-term value.
In 2025, we drove our strategy (as described in Item 1) through the following initiatives:
•Growth of Collectibles. In 2025, we continued to expand our collectibles business, increasing its contribution from 19% of total sales in 2024 to 29% of total sales in 2025. This growth was driven in part by the rollout of our graded trading card submission services to all U.S. stores, expanded store space dedicated to collectibles, the continued development of our first-party repack offerings, and other strategic initiatives.
•Capital Allocation. In 2025, the Company opportunistically raised approximately $4.2 billion through the issuance of interest-free convertibles notes and generated more than $319 million in interest income through its disciplined treasury management activities.
•Profit Optimization
•Indirect Spend: We have focused on eliminating non-income generating expenditures. In 2025, we significantly reduced indirect costs and intend to continue this discipline in 2026.
•International Streamlining: We continued to evaluate our international operations for strategic relevance. In 2025, we divested our operations in Canada and shutdown our operations in New Zealand.
•Store Fleet Optimization: Each year, we conduct a comprehensive review of our store portfolio to identify underperforming locations for closure based on market conditions, operational performance, and other relevant factors. This review resulted in the closure of 727 stores in the United States during fiscal 2025. At this time, we do not anticipate closing a significant number of stores in fiscal 2026, as our domestic store footprint remains a core component of our logistics infrastructure strategy.
•New Initiatives. In 2025, the Company launched Power Packs, a new digital trading platform in partnership with Collectors Holdings, Inc, through its Professional Sports Authenticator ("PSA") division. Early beta results have been promising. Power Packs is an online e-commerce experience through which collectors purchase graded PSA trading cards that are securely stored in the PSA vault. Cards can be instantly sold back, traded, shipped to the collector, or held for future offers.

STORE COUNT INFORMATION
The following table presents the number of stores by segment as of the end of fiscal 2025 compared to the end of fiscal 2024.

	February 1, 2025	Openings	Disposals	January 31, 2026
United States	2,325	—	(727)	1,598
Canada	193	—	(193)	—
Australia	374	1	(75)	300
Europe	311	—	(3)	308
Total Stores	3,203	1	(998)	2,206

CONSOLIDATED RESULTS OF OPERATIONS
The following table presents certain statement of operations items (in millions) and as a percentage of net sales:

	Fiscal 2025		Fiscal 2024		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$3,629.9	100.0%	$3,823.0	100.0%	$(193.1)	(5.1)%
Cost of sales	2,433.8	67.0	2,709.1	70.9	(275.3)	(10.2)
Gross profit	1,196.1	33.0	1,113.9	29.1	82.2	7.4
Selling, general, and administrative expenses	910.2	25.1	1,130.4	29.6	(220.2)	(19.5)
Asset impairments	53.8	1.5	9.7	0.3	44.1	454.6
Operating income (loss)	232.1	6.4	(26.2)	(0.7)	258.3	NM(1)
Interest income, net	(271.5)	(7.5)	(163.4)	(4.3)	(108.1)	(66.2)
Loss on digital assets and related receivables	131.6	3.6	—	—	131.6	100.0
Other income	(12.0)	(0.3)	—	—	(12.0)	100.0
Income before income taxes	384.0	10.6	137.2	3.6	246.8	179.9
Income tax (benefit) expense	(34.4)	(0.9)	5.9	0.2	(40.3)	NM(1)
Net income	$418.4	11.5%	$131.3	3.4%	$287.1	218.7
(1) “NM” is data that is not meaningful.

Net Sales
The following table presents net sales by significant product category:

	Fiscal 2025		Fiscal 2024		Change
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	$	%
Hardware and accessories	$1,840.4	50.7%	$2,099.7	54.9%	$(259.3)	(12.3)%
Software	729.3	20.1	1,005.4	26.3	(276.1)	(27.5)
Collectibles	1,060.2	29.2	717.9	18.8	342.3	47.7
Total	$3,629.9	100.0%	$3,823.0	100.0%	$(193.1)	(5.1)%

The following table presents net sales by reportable segment:

	Fiscal 2025		Fiscal 2024		Change
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	$	%
United States	$2,667.6	73.5%	$2,575.7	67.4%	$91.9	3.6%
Canada	38.2	1.1	204.3	5.3	(166.1)	(81.3)
Australia	494.7	13.6	404.9	10.6	89.8	22.2
Europe	429.4	11.8	638.1	16.7	(208.7)	(32.7)
Total	$3,629.9	100.0%	$3,823.0	100.0%	$(193.1)	(5.1)%
During fiscal 2025, total net sales decreased $193.1 million or 5.1% compared to the prior year. Net sales increased 22.2% in Australia and 3.6% in the United States, while net sales declined 81.3% in Canada and 32.7% in Europe. The overall decrease in consolidated net sales was primarily driven by a $276.1 million or 27.5% decline in software sales and a $259.3 million or 12.3% decline in hardware and accessories, partially offset by a $342.3 million or 47.7% increase in collectibles sales. The decline in the Canada segment reflects the divestiture of that business in the second quarter of fiscal 2025, while the decline in the Europe segment was primarily due to the divestiture of Italy and the closure of our operations in Germany, both completed during the second half of fiscal 2024.

Gross Profit
Gross profit increased $82.2 million, or 7.4%, in fiscal 2025 compared to the prior year, and gross profit as a percentage of net sales increased to 33.0% from 29.1% in the prior year.
The increase in both gross profit and gross margin was primarily driven by a shift in sales mix towards higher-margin product categories, particularly collectibles. Sales of collectibles increased to 29.2% of total net sales in fiscal 2025, compared to 18.8% in the prior year.

Selling, General, and Administrative Expenses
Selling, general, and administrative ("SG&A") expenses decreased $220.2 million, or 19.5%, in fiscal 2025 compared to the prior year. SG&A as a percentage of net sales decreased to 25.1% in fiscal 2025, from 29.6% in the prior year.
The reduction in SG&A was driven by a $96.4 million decrease in labor-related costs, consulting services, and marketing expenses as part of our ongoing cost-optimization initiatives. In addition, store-related rent and occupancy costs and depreciation expense decreased $94.7 million and $19.2 million, respectively, primarily due to store closures and international divestitures completed in recent periods.

Asset Impairments
Asset impairment expense was $53.8 million in fiscal 2025, compared to $9.7 million in the prior fiscal year. As a percentage of net sales, impairment expense increased to 1.5% in fiscal 2025 from 0.3% in the prior year. The increase was primarily attributable to management's plan, approved in the first quarter of fiscal 2025, to divest the Company's operations in Canada and France, resulting in the reclassification of the related assets and liabilities as held for sale. We recorded $18.3 million of impairment expense related to the Canadian disposal group in the first quarter, and the divestiture was completed during the second quarter of fiscal 2025. Impairment expense of $29.8 million was recorded on the French disposal group during fiscal 2025, reflecting remeasurements of carrying value relative to fair value.
In the prior year, impairment charges primarily related to management's plan, approved during the third quarter of fiscal 2024, to divest the Company's operations in Italy. See Item 8, Notes to the Consolidated Financial Statements, Note 5 "Segment Information" for additional information related to the impact of impairment charges by segment.

Interest Income, Net
Interest income, net increased $108.1 million to $271.5 million in fiscal 2025, compared to $163.4 million in the prior year. The increase was primarily driven by higher cash, cash equivalent, and marketable securities balances resulting from the issuance of the Convertible 2030 Notes and Convertible 2032 Notes, partially offset by $42.2 million of non-cash interest expense related to the issuance of warrants to the holders of the Convertible Notes.

Loss on Digital Assets and Related Receivables
Loss on digital assets and related receivables increased to $131.6 million in fiscal 2025, compared to no such loss in the prior year. This represented 3.6% of net sales in fiscal 2025. The loss reflects a $71.8 million realized loss recognized upon derecognition of our digital assets (Bitcoin) pledged as collateral in our covered call strategy, a $59.7 million unrealized loss on the resulting digital asset receivable, and a $0.1 million remeasurement loss on our remaining digital asset (Bitcoin) holdings.

Income Tax Expense, Net
Income tax expense, net decreased $40.3 million to a tax benefit of $34.4 million in fiscal 2025, compared to a tax expense of $5.9 million in the prior year. The Company reported an effective tax rate of (9.0)% in fiscal 2025 compared to 4.3% in the prior year. The change in income tax expense and the effective tax rate was primarily driven by the $141.1 million release of valuation allowance on certain U.S. deferred tax assets. See Item 8, Notes to the Consolidated Financial Statements, Note 15, "Income Taxes," for additional information.

LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable securities

	January 31, 2026	February 1, 2025
Cash and cash equivalents	$6,304.7	$4,756.9
Marketable securities	2,709.1	18.0
Cash, cash equivalents and marketable securities	$9,013.8	$4,774.9

Sources of Liquidity; Uses of Capital
Our principal sources of liquidity are cash on hand and cash from operations. As of January 31, 2026, we had $6,304.7 million of unrestricted cash and cash equivalents, and $2,709.1 million of marketable securities.
Our cash and cash equivalents are carried at fair value and consist primarily of cash, money market funds, cash deposits with commercial banks, and highly rated direct short-term instruments with original maturities of 90 days or less.
Our marketable securities are also carried at fair value and include investments in certain highly-rated short-term government notes, government bills, commercial paper, and time deposits. As of January 31, 2026, $2,709.1 million of these investments had original maturities in excess of 90 days and less than one year and are classified as "Marketable securities" on our Consolidated Balance Sheets.
In fiscal 2025, we reclassified cash and marketable securities associated with the French disposal group to Assets Held for Sale on the Consolidated Balance Sheets. As of January 31, 2026, the French disposal group included $22.5 million of cash and an immaterial amount of marketable securities within Assets held for sale. See Item 1, Part I, "Notes to the Consolidated Financial Statements," Note 11, "Fair Value Measurements," for additional information.
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
On March 18, 2025, the Board of Directors (the "Board") unanimously authorized a revised investment policy (the "investment policy"). See Item 1, Part I, "Notes to the Consolidated Financial Statements," Note 2, "Summary of Significant Accounting Policies," for additional information. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.
In the first quarter of fiscal 2025, we announced that the Board approved the addition of Bitcoin as a treasury reserve asset, allowing a portion of our cash or future debt and equity proceeds to be invested in Bitcoin. During the second quarter of fiscal 2025, we purchased 4,710 Bitcoin for $500 million. In the fourth quarter of fiscal 2025,we entered into an agreement (the "Collateral Agreement") with Coinbase Credit, Inc. (the "counterparty"), under which we sold covered call options on a portion of the Bitcoin we own. In connection with this covered-call strategy, we pledged 4,709 Bitcoin (the "Pledged Bitcoin") as collateral.
Under the terms of the Collateral Agreement, the counterparty retained the right to rehypothecate, commingle, or unilaterally sell the Pledged Bitcoin. As a result of these rights, we concluded that control of the Pledged Bitcoin transferred to the counterparty. Accordingly, we derecognized the Pledged Bitcoin as an intangible asset and recognized digital assets receivable of $368.3 million within "Digital assets and related receivables" on our Consolidated Balance Sheets as of January 31, 2026, representing our contractual right to receive equivalent amount of Bitcoin in the future. Although the classification of these assets has changed, our economic exposure is consistent with direct ownership of the underlying Bitcoin.
We recorded an unrealized loss of $59.7 million related to the digital asset receivable during fiscal 2025, reflecting the decline in the market price of Bitcoin between the date the Bitcoin was derecognized and January 31, 2026.

In fiscal 2021, six separate unsecured term loans held by our French subsidiary, Micromania SAS, for a total of €40.0 million were extended for five years. During the first quarter of fiscal 2025, we reclassified the French Term Loans to Liabilities held for sale on the Consolidated Balance Sheets where it continues to be measured at the lower of its carrying amount and fair value less costs to sell. As of January 31, 2026, $7.5 million remains outstanding and classified in "Liabilities held for sale."
Some of our vendors have requested and may continue to request credit support collateral for our inventory purchase obligations and the levels of such collateral will depend on a variety of factors, including our inventory purchase levels, available payment terms for inventories, favorable credit terms, and costs of providing collateral.
We maintain uncommitted facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of January 31, 2026, we had letters of credit and other bank guarantees outstanding in the amount of $6.7 million.

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

See Part I, Item 8, Notes to the Consolidated Financial Statements,Note 13 “Debt” of our consolidated financial statements for additional information related to the Convertible 2030 Notes and the Convertible 2032 Notes.

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

Warrants

On October 7, 2025, the Company, announced that the Board declared a distribution (the “Warrant Distribution”) to the holders of record of the Company's class A common stock ("Common Stock") and holders of the Convertible Notes, in the form of warrants to purchase shares of Common Stock (the “Warrants”). The Warrants were issued on the terms and conditions described in the Warrant Agreement (as defined below) and were distributed on October 7, 2025, to the record holders of the Common Stock and the Convertible Notes as of the close of business on October 3, 2025 (the “Record Date”).

Pursuant to the terms of the Warrant Agreement between the Company, Computershare Inc., and its affiliate, Computershare Trust Company, N.A., as Warrant Agent (the “Warrant Agreement”), each holder of record of Common Stock as of the Record Date received one Warrant for every ten shares of Common Stock (rounded down to the nearest whole number for any fractional Warrant). Holders of the Convertible Notes also received Warrants on an “as converted” basis in lieu of an adjustment to the conversion rate of the Convertible Notes pursuant to the applicable indenture governing the Convertible Notes. The distribution of the Warrants to the Convertible Noteholders was at the same time and on the same terms as holders of Common Stock. Holders of the Convertible Notes will not need to convert the Convertible Notes into Common Stock in order to receive the Warrants.

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

During fiscal 2025, holders exercised 6,717 Warrants, resulting in the issuance of 6,717 shares of common stock and cash proceeds of $214,873.
Cash Flows
The following table presents a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statements of Cash Flows:

	Fiscal 2025	Fiscal 2024	Change
Cash provided by operating activities	$614.8	$145.7	$469.1
Cash (used in) provided by investing activities	(3,209.8)	265.1	(3,474.9)
Cash provided by financing activities	4,146.2	3,443.0	703.2
Exchange rate effect on cash, cash equivalents and restricted cash	9.6	(2.9)	12.5
Net change in cash balance classified as assets held for sale	(22.5)	—	(22.5)
Increase (decrease) in cash, cash equivalents and restricted cash	$1,538.3	$3,850.9	$(2,312.6)
Operating Activities
Cash provided by operating activities was $614.8 million in fiscal 2025, compared to $145.7 million in fiscal 2024. The increase was primarily driven by higher operating income and increased interest income during fiscal 2025.
Cash provided by operating activities in fiscal 2024 primarily reflected the impact of net income, a decrease in merchandise inventories, and a decrease in receivables, partially offset by decreases in accounts payable and accrued liabilities.
Investing Activities
Cash used in investing activities was $3,209.8 million in fiscal 2025, compared to cash provided by investing activities of $265.1 million in fiscal 2024.

Cash used in fiscal 2025 primarily reflected purchases of marketable securities and the purchase of digital assets, partially offset by proceeds from the sale and maturity of marketable securities.
Cash provided by investing activities in fiscal 2024 primarily resulted from the maturity of marketable securities and proceeds from the sale of property and equipment in our Europe segment, partially offset by purchases of marketable securities and routine capital expenditures.
Financing activities
Cash provided by financing activities totalled $4,146.2 million in fiscal 2025, compared to $3,443.0 million in fiscal 2024.
Cash provided by financing activities in fiscal 2025 was driven primarily by $4,200 million of gross proceeds received from the issuance of convertible debt, partially offset by debt issuance costs related to the convertible notes and warrants, as well as repayments on our government-guaranteed low interest French term loans due October 2022 through October 2026.
Cash provided by financing activities in fiscal 2024 was driven primarily by $3,453.8 million of net proceeds received from the issuance and sale of shares of our Class A Common Stock under our ATM Offerings, partially offset by repayments on our government-guaranteed low interest French term loans.
Share Repurchases
On March 4, 2019, our Board of Directors approved a share repurchase authorization allowing us to repurchase up to $300.0 million of our Class A Common Stock. The authorization has no expiration date.
We did not repurchase shares during fiscal 2025, fiscal 2024 or fiscal 2023. As of January 31, 2026, we have $101.3 million remaining under the repurchase authorization.
OFF-BALANCE SHEET ARRANGEMENTS
We had no material off-balance sheet arrangements as of January 31, 2026 other than those disclosed in Item 8, Notes to the Consolidated Financial Statements, Note 16, "Commitments and Contingencies".
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

Valuation of Warrants
During fiscal 2025, the Company issued warrants to the record holders of the Company's Class A common stock and holders of the Convertible Notes. Each warrant entitles the holder to purchase, at the holder's sole exclusive election, one share of common stock at an exercise price, subject to adjustment pursuant to the provision of the Warrant Agreement, of $32.00. The warrants have been classified as equity in accordance with ASC 815-40 and will expire on October 30, 2026.
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

33

As of January 31, 2026, the consolidated financial statements reflect a $172.9 million aggregate value for the warrants issued, including a noncash, nonrecurring interest charge of $42.2 million for the warrants issued to the holders of the Convertible 2030 Notes and the Convertible 2032 Notes.
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
Our ability to gauge these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Any inability to forecast customer demand properly could lead to increased costs associated with write-downs of inventory to reflect volumes or pricing of inventory which we believe represents the net realizable value. A 10% change in our obsolescence reserve percentage at January 31, 2026 would have affected net earnings by approximately $1.2 million in fiscal 2025.

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
We continually evaluate our methodology and assumptions based on developments in redemption patterns, retail price per point redeemed and other factors. Changes in the ultimate redemption rate and weighted-average retail price per point redeemed have the effect of either increasing or decreasing the deferred revenue balance through current period revenue by an amount estimated to cover the retail value of all points previously earned but not yet redeemed by loyalty program members as of the end of the reporting period. A 10% change in our customer loyalty program redemption rate or a 10% change in our weighted-average retail value per point redeemed at January 31, 2026, in each case, would have affected net earnings by approximately $1.3 million in fiscal 2025. A 10% change in our gift card breakage rate at January 31, 2026 would have affected net earnings by approximately $8.6 million in fiscal 2025. A 10% change in our reservation breakage at January 31, 2026 would have affected net earnings by approximately $1.5 million in fiscal 2025.

Income Taxes
We account for income taxes using an asset and liability approach, under which deferred tax assets and liabilities are recognized for the estimated future tax effects of differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates. Because we operate in multiple foreign jurisdictions, our global effective tax rate reflects a blend of the applicable statutory rates in those jurisdictions.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The legislation includes significant provisions, such as the permanent extension of certain provisions of the Tax Cuts and Jobs Act, modifications to the U.S. international tax framework, and the restoration of favorable business tax provisions, including the immediate expensing of domestic research and experimental expenditures. These provisions have varying effective dates beginning
34

in 2025 and extending through through 2027. While we continue to evaluate the full impact of the legislation, the OBBBA did not have a material effect on our estimated fiscal 2025 effective tax rate.
The Organization for Economic Co-operation and Development ("OECD"), supported by more than 140 countries, has agreed to implement a global minimum corporate tax rate of 15% on certain multinational enterprises under the Pillar Two framework. These rules began taking effect across various jurisdictions in 2024 as countries enacted legislation aligned with the OECD model. In fiscal 2025, the Company did not incur any Pillar Two top-up taxes and, therefore, did not record any related impact to the fiscal 2025 effective tax rate. We will continue to monitor additional OECD guidance and pending and enacted legislation in the jurisdictions in which we operate.
A valuation allowance is recorded when it is more likely than not that some portion or all of a deferred tax asset will not be realized. In evaluating the realizability of our deferred tax assets, we consider a number of factors, including the remaining years available for the carryforward, applicable tax laws, projected future profitability of specific business units, and feasible tax-planning strategies. Based on this evaluation, we concluded that certain deferred tax assets are not more likely than not to be realized. As a result, our valuation allowances increased by a net of $111.9 million, reaching $403.2 million as of January 31, 2026. See Item 8, Notes to the Consolidated Financial Statements, Note 15, "Income Taxes," for additional information.
We maintain accruals for uncertain tax positions until the relevant tax years are audited by the applicable taxing authorities, the statutory periods for review expire, or new information becomes available that affects our assessment. Our liability for uncertain tax positions was $5.0 million as of January 31, 2026. Significant judgment is required in evaluating uncertain tax positions due to the inherent complexity of tax laws, varying interpretations among jurisdictions, and the impact of potential changes in tax regulations. Our estimated annual effective tax rate reflects a weighted combination of jurisdictional tax rates and projected income by jurisdiction, based on our understanding of applicable tax rules and regulations.
Judgments related to uncertain tax positions or the realizability of deferred tax assets may change as a result of new information, tax audits, or changes in tax law. If such changes occurs, our effective tax rate could fluctuate in future periods, impacting our net earnings.
RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS
See Item 8, Notes to the Consolidated Financial Statements, Note 3, "New Accounting Pronouncements," for recent accounting standards and pronouncements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk due to foreign currency fluctuations as well as volatility associated with our holdings of Bitcoin, described more fully below.
Foreign Currency Risk
We may use forward exchange contracts to manage currency risk primarily associated with intercompany loans denominated in non-functional currencies. The forward contracts are not designated as hedging instruments under ASC 815; therefore, changes in their fair value are recognized in earnings and offset the current-period re-measurement effects of the related intercompany loans.
The aggregate fair value of our forward exchange contracts as of January 31, 2026 and February 1, 2025 was a net liability of zero for both periods. Fair value measurements are based on observable market inputs obtained from financial reporting services, such as Bloomberg, and industry-standard valuation models incorporating quoted forward prices, time value, volatility factors, and contractual terms, as well as relevant economic assumptions. As of January 31, 2026, we had no outstanding derivatives contracts, and accordingly, no foreign currency derivatives exposure.
We do not use derivative financial instruments for trading or speculative purposes. We are exposed to counterparty credit risk on all derivative financial instruments and cash-equivalent investments. Counterparty risk is managed in accordance with our risk management and investment policies, which include ongoing monitoring of counterparty financial strength and the use of multiple counterparties to reduce concentration risk.
Covered call options
In addition to foreign currency risk, we are exposed to market price volatility associated with our holdings of Bitcoin. To mitigate a portion of this exposure and to generate incremental yield, we employ a covered‑call strategy by selling Bitcoin call options. These written call option contracts limit our participation in Bitcoin price appreciation above the contractual
35

strike prices while continuing to expose us to the full extent of downward price movements; premiums received provide only a limited offset to potential losses. The options are freestanding derivative instruments and are not designated as hedging instruments under ASC 815.
Our covered‑call contracts are over-the-counter ("OTC") derivatives entered into with Coinbase Credit, Inc. and are typically short‑dated. Under the agreements, Bitcoin is pledged as collateral and can be rehypothecated, re-pledged, or otherwise deployed by Coinbase. As of January 31, 2026, we had outstanding covered‑call option contracts referencing approximately 4,709 Bitcoin, with strike prices ranging from $105,000 to $110,000 and maturities extending through March 27, 2026. These contracts resulted in a derivative liability of $0.7 million as of January 31, 2026, which is presented within Accrued Liabilities and other current assets and an associated unrealized gain of approximately $2.3 million for the period. No derivative assets were recognized as of the reporting date. Premiums received at inception are initially recorded on the consolidated balance sheets, and subsequently reflected in earnings consistent with the subsequent fair value change of the related options. Subsequent to year-end, a portion of the covered-call option contracts expired unexercised and the related pledged collateral continues to be held by Coinbase Credit, Inc.
The fair value of these written options is measured using standard option-pricing models incorporating observable market inputs, including Bitcoin spot prices, implied volatility, and time to expiration. As such, the options are classified as Level 2 within the fair value hierarchy. Changes in the fair value of the options are recognized in earnings within “Other (income) expense, net,” classified as nonoperating activity. This presentation is consistent with the treatment of fair value changes related to our Digital assets and related receivables, which are recognized in earnings within "Loss on digital assets and related receivables," also classified as nonoperating activity.
Because the options are written over Bitcoin pledged as collateral and subject to rehypothecation rights held by Coinbase Credit, Inc., we are exposed to counterparty credit risk in the event of default. We evaluate this credit exposure each reporting period, considering publicly available financial information, regulatory environment, and other relevant factors. The contracts do not contain credit-risk related contingent features, such as requirements to post additional collateral or early termination rights tied to credit ratings. The Company did not record a credit-loss allowance associated with these derivative positions as of January 31, 2026.

36

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

37

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
GameStop Corp.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheet of GameStop Corp. and subsidiaries (the Company) as of January 31, 2026, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the 52 weeks ended January 31, 2026, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026, and the results of its operations and its cash flows for the 52 weeks ended January 31, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of warrants

As discussed in Notes 2 and 11 to the consolidated financial statements, on October 7, 2025, the Company distributed warrants to purchase shares of common stock to the holders of the Company’s common stock and holders of the Company’s convertible notes. The warrants have been classified as equity. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model. The key inputs used in the Black-Scholes option pricing model included the Company’s closing stock price on the valuation date, exercise price, expiration date, risk-free rate, expected dividend yield, and volatility. The aggregate fair value for the warrants was $173.9 million.

We identified the evaluation of the fair value of the warrants as a critical audit matter. A high degree of auditor judgment and the involvement of professionals with specialized skills and knowledge were required to evaluate the estimated fair value of the warrants due to the degree of subjectivity associated with the volatility assumption and its sensitivity to variation.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company’s warrants valuation process, which included the determination of the volatility assumption. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•developing an independent expectation of the volatility assumption based on consideration of historical and implied share price volatility information

•developing an independent estimate of the fair value of the warrants as of October 7, 2025, using independently developed assumptions, including volatility, and comparing the independently developed estimate of fair value to the respective fair value for the warrants as of October 7, 2025 used by management.

/s/ KPMG LLP

We have served as the Company’s auditor since 2025.

Dallas, Texas
March 24, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GameStop Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GameStop Corp. and subsidiaries (the
"Company") as of February 1, 2025, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the 52 weeks ended February 1, 2025 and the 53 weeks ended February 3, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and the results of its operations and its cash flows for the 52 weeks ended February 1, 2025 and the 53 weeks ended February
3, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 25, 2025

We have served as the Company's auditor from 2013 to 2024.

GAMESTOP CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)

	January 31, 2026	February 1, 2025
ASSETS
Current assets:
Cash and cash equivalents	$6,304.7	$4,756.9
Marketable securities	2,709.1	18.0
Receivables, net of allowance of $4.2 and $4.7, respectively	45.0	60.9
Digital assets and related receivables	368.4	—
Merchandise inventories, net	403.3	480.2
Prepaid expenses and other current assets	34.6	39.0
Assets held for sale	146.5	—
Total current assets	10,011.6	5,355.0
Property and equipment, net of accumulated depreciation of $488.2 and $684.2, respectively	48.3	68.2
Operating lease right-of-use assets	183.3	374.1
Deferred income taxes	86.8	18.1
Other noncurrent assets	58.4	60.0
Total assets	$10,388.4	$5,875.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$147.1	$148.6
Accrued liabilities and other current liabilities	283.8	362.2
Current portion of operating lease liabilities	87.5	144.3
Current portion of long-term debt	—	10.3
Liabilities held for sale	136.1	—
Total current liabilities	654.5	665.4
Long-term debt	4,164.3	6.6
Operating lease liabilities	110.1	249.5
Other long-term liabilities	15.1	24.1
Total liabilities	4,944.0	945.6
Stockholders’ equity:
Class A Common Stock — $.001 par value; authorized 1,000 shares; 448.3 and 447.0 shares issued and outstanding, respectively	0.2	0.2
Additional paid-in capital	5,304.7	5,105.1
Accumulated other comprehensive loss	(65.7)	(94.0)
Retained earnings (loss)	205.2	(81.5)
Total stockholders' equity	5,444.4	4,929.8
Total liabilities and stockholders’ equity	$10,388.4	$5,875.4

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Fiscal Year ended
	2025	2024	2023
Net sales	$3,629.9	$3,823.0	$5,272.8
Cost of sales	2,433.8	2,709.1	3,978.6
Gross profit	1,196.1	1,113.9	1,294.2
Selling, general, and administrative expenses	910.2	1,130.4	1,323.9
Asset impairments	53.8	9.7	4.8
Operating income (loss)	232.1	(26.2)	(34.5)
Interest income, net	(271.5)	(163.4)	(49.5)
Loss on digital assets and related receivables	131.6	—	—
Other (income) expense, net	(12.0)	—	1.9
Income before income taxes	384.0	137.2	13.1
Income tax (benefit) expense	(34.4)	5.9	6.4
Net income	$418.4	$131.3	$6.7

Net income per share:
Basic	$0.93	$0.33	$0.02
Diluted	0.77	0.33	0.02

Weighted-average shares outstanding:
Basic	447.6	394.1	305.1
Diluted	549.1	394.7	305.2

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Fiscal Year Ended
	2025	2024	2023
Net income	$418.4	$131.3	$6.7
Other comprehensive income (loss):
Foreign currency translation adjustments	27.9	(8.3)	(11.6)
Reclassification of foreign currency gain included in net income	—	(2.3)	(1.0)
Net change in unrealized loss on available-for-sale securities	—	—	(0.1)
Reclassification of realized loss on available-for-sale securities included in net income	—	—	1.0
Unrealized gain on available-for-sale securities	0.4	0.2	—
Total comprehensive income (loss)	$446.7	$120.9	$(5.0)

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended
	2025	2024	2023
Cash flows from operating activities:
Net income	$418.4	$131.3	$6.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	14.6	38.9	56.2
Stock-based compensation expense, net	26.7	16.4	22.2
Loss on digital assets and related receivables	131.6	—	—
Warrants issued to Convertible Noteholders	42.2	—	—
Asset impairments	53.8	9.7	4.8
Deferred income taxes	(66.7)	(1.8)	(0.1)
Loss (Gain) on disposal of property and equipment, net	4.2	(7.1)	1.5
Other, net	(10.6)	1.2	0.8
Changes in operating assets and liabilities:
Receivables, net	6.0	28.9	65.0
Merchandise inventories, net	12.6	94.5	39.9
Prepaid expenses and other assets	6.6	4.9	10.4
Prepaid income taxes and income taxes payable	(11.0)	3.7	(2.4)
Accounts payable and accrued liabilities	0.8	(179.5)	(397.7)
Operating lease right-of-use assets and lease liabilities	0.4	1.6	(8.1)
Changes in other long-term liabilities	(14.8)	3.0	(2.9)
Net cash flows provided by (used in) operating activities	614.8	145.7	(203.7)
Cash flows from investing activities:
Purchases of marketable securities	(2,770.5)	(61.4)	(326.8)
Purchase of digital assets	(500.0)	—	—
Capital expenditures	(17.5)	(16.1)	(34.9)
Investment in collaboration agreement	(17.5)	—	—
Proceeds from maturities and sales of marketable securities	90.2	316.8	312.6
Proceeds from sale of property and equipment	0.3	15.3	13.1
Proceeds from other divestitures, net of cash disposed	(0.4)	—	—
Proceeds from sale of a business unit	—	7.0	—
Proceeds from sale of digital assets	—	—	2.8
Other	5.6	3.5	—
Net cash flows provided by (used in) investing activities	(3,209.8)	265.1	(33.2)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	4,200.0	—	—
Debt issuance costs from convertible debt and warrants	(42.1)	—	—
Proceeds from the issuance of shares in at-the-market offerings	—	3,453.8	—
Repayments of French term loans	(11.9)	(10.8)	(10.7)
Proceeds from the exercise of warrants	0.2	—	—
Settlement of stock-based awards	—	—	(0.9)
Proceeds from equity awards directly withheld from employees for tax purposes	9.9	8.7	9.5
Payments to tax authorities for equity awards directly withheld from employees	(9.9)	(8.7)	(9.5)
Net cash flows provided by (used in) financing activities	4,146.2	3,443.0	(11.6)
Exchange rate effect on cash, cash equivalents and restricted cash	9.6	(2.9)	(8.6)
Less: Net change in cash balances classified as assets held-for-sale	(22.5)	—	—
Increase (decrease) in cash, cash equivalents and restricted cash	1,538.3	3,850.9	(257.1)
Cash, cash equivalents and restricted cash at beginning of period	4,789.8	938.9	1,196.0
Cash, cash equivalents and restricted cash at end of period	$6,328.1	$4,789.8	$938.9

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash received for interest income	$322.9	$162.9	$47.9
Cash paid for interest	(48.3)	(1.2)	(3.2)
Cash received for interest, net	$274.6	$161.7	$44.7

Cash paid for income taxes	$(37.1)	$(6.2)	$(11.2)
Cash tax refunds received	3.3	4.4	3.0
Cash paid for income taxes, net	$(33.8)	$(1.8)	$(8.2)

Cash paid for operating leases	$(170.0)	$(254.0)	$(270.6)
Leased assets obtained in exchange for new operating lease liabilities	61.4	65.8	263.7

Non-cash investing and financing activities:
Accruals related to purchases of property and equipment	$0.1	$0.2	$0.3
Reclassification of digital assets from intangible assets to receivables	368.3	—	—

Supplemental Non-Cash Investing Activities
During the fourth quarter of fiscal 2025, the Company pledged 4,709 Bitcoin as collateral for a covered call strategy, resulting in the derecognition of digital assets and the recognition of a digital assets receivable with a fair value of $428.0 million as of the date of derecognition, and $368.3 million as of January 31, 2026.

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except for per share data)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at January 28, 2023	304.6	$0.1	$1,613.6	$(71.9)	$(219.5)	$1,322.3
Net income	—	—	—	—	6.7	6.7
Foreign currency translation	—	—	—	(11.6)	—	(11.6)
Reclassification of foreign currency gain included in net income	—	—	—	(1.0)	—	(1.0)
Stock-based compensation expense	—	—	22.2	—	—	22.2
Settlement of stock-based awards	1.1	—	(0.9)	—	—	(0.9)
Net change in unrealized loss on available-for-sale securities	—	—	—	(0.1)	—	(0.1)
Reclassification of realized loss on available-for-sale securities included in net loss	—	—	—	1.0	—	1.0
Balance at February 3, 2024	305.7	0.1	1,634.9	(83.6)	(212.8)	1,338.6
Net income	—	—	—	—	131.3	131.3
Foreign currency translation	—	—	—	(8.3)	—	(8.3)
Reclassification of foreign currency gain included in net income	—	—	—	(2.3)	—	(2.3)
Stock-based compensation expense, net	—	—	16.4	—	—	16.4
Issuance of Class A Common Stock, net of cost	140.8	0.1	3,453.8	—	—	3,453.9
Settlement of stock-based awards	0.5	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	0.2	—	0.2
Balance at February 1, 2025	447.0	0.2	5,105.1	(94.0)	(81.5)	4,929.8
Net income	—	—	—	—	418.4	418.4
Foreign currency translation	—	—	—	27.9	—	27.9
Stock-based compensation expense, net	—	—	26.7	—	—	26.7
Issuance of Class A Common Stock, net of cost	1.3	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	0.4	—	0.4
Warrant distribution	—	—	172.9	—	(131.7)	41.2
Balance at January 31, 2026	448.3	$0.2	$5,304.7	$(65.7)	$205.2	$5,444.4

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

1.    General Information
The Company
GameStop Corp. ("GameStop," "we," "us," "our" or the "Company"), a Delaware corporation established in 1996, is a leading specialty retailer offering games, collectibles, and entertainment products.
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
The consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in our opinion, necessary for a fair presentation of the information for the periods presented. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as codified in the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC"). Certain amounts in the consolidated financial statements and notes thereto or prior years have been reclassified to conform to the current presentation.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal year 2025 consisted of the 52 weeks ended on January 31, 2026 ("fiscal 2025"). Fiscal year 2024 consisted of the 52 weeks ended on February 1, 2025 ("fiscal 2024"). Fiscal year 2023 consisted of the 53 weeks ended on February 3, 2024 ("fiscal 2023").

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
Convertible Senior Notes
On April 1, 2025, we completed a private offering of $1,500 million aggregate principal amount of 0.00% Convertible Senior Notes due 2030 (the "Convertible 2030 Notes"), including the exercise in full of the initial purchaser's option to purchase up to an additional $200 million aggregate principal amount of the Convertible 2030 Notes. The Convertible 2030 Notes are a general unsecured obligation of the Company. The Convertible 2030 Notes were issued pursuant to an Indenture, dated April 1, 2025, between the Company and U.S. Bank Trust Company, National Association (the "Trustee"), as trustee.
On June 17, 2025, we completed a private offering of $2,250 million aggregate principal of 0.00% Convertible Senior Notes due 2032 (the "Convertible 2032 Notes" and, collectively with the Convertible 2030 Notes, the "Convertible Notes"). Pursuant to the purchase agreement between the Company and the initial purchaser of the Notes, the Company granted the initial purchaser an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes are first issued, up to an additional $450 million aggregate principal amount of Notes (the "Additional Notes"). On June 23, 2025, the initial purchaser elected to exercise in full such option, and on June 24, 2025, the Company issued the full aggregate principal amount of the Additional Notes. The Convertible 2032 Notes are a general unsecured obligation of

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

the Company. The Convertible 2032 Notes were issued pursuant to an Indenture, dated June 17, 2025, between the Company and the Trustee, as trustee.
Warrants
On October 7, 2025, the Company announced that the Board declared a distribution (the “Warrant Distribution”) to the holders of record of the Company's Class A common stock ("Common Stock") and holders of the Convertible Notes, in the form of warrants to purchase shares of Common Stock (the “Warrants”). The Warrants were issued on the terms and conditions described in the Warrant Agreement (as defined below) and were distributed on October 7, 2025, to the record holders of the Common Stock and the Convertible Notes as of the close of business on October 3, 2025 (the “Record Date”).
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

Use of Estimates
The preparation of the consolidated financial statements and accompanying footnotes in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the amounts reported and disclosed. We regularly evaluate the estimates related to our assets and liabilities, contingent assets and liabilities, and the reported amounts of revenues and expenses. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by us could have a significant impact on our financial results. Actual results could differ from those estimates.
2.    Summary of Significant Accounting Policies
Cash and Cash Equivalents and Restricted Cash
Our cash and cash equivalents on our Consolidated Balance Sheets are carried at cost, which approximates fair value, and consists primarily of cash, money market funds, cash deposits with commercial banks, and highly rated direct short-term instruments with an original maturity of 90 days or less. Our restricted cash is also carried at cost, which approximates fair value, and consists primarily of bank deposits that collateralize our obligations to vendors and landlords.
The following table presents a reconciliation of cash, cash equivalents and restricted cash in our Consolidated Balance Sheets to total cash, cash equivalents and restricted cash in our Consolidated Statements of Cash Flows:

	Fiscal 2025	Fiscal 2024
Cash and cash equivalents	$6,304.7	$4,756.9
Restricted cash(1)	3.7	3.3
Long-term restricted cash(2)	19.7	29.6
Total cash, cash equivalents and restricted cash	$6,328.1	$4,789.8
_________________________________________________
(1) Recognized in prepaid expenses and other current assets on our Consolidated Balance Sheets.
(2) Recognized in other noncurrent assets on our Consolidated Balance Sheets.

Investments
We have invested a portion of our excess cash in investment grade short-term fixed income securities, which primarily consist of U.S. government and agency securities, commercial paper, as well as time deposits. Investments with an original maturity greater than 90 days but less than one year are classified as Marketable Securities on our Consolidated Balance Sheets. We classify these investments as available-for-sale debt securities and record them at fair value. Unrealized holding gains and losses are recognized in Accumulated other comprehensive loss on our Consolidated Balance Sheets. Realized gains and losses upon sale or extinguishment are reported in "Other income (expense), net" in

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

our Consolidated Statements of Operations. Each reporting period, we evaluate declines in fair value to determine whether they are attributable to expected credit losses, and assess our ability and intent to hold the investment until recovery.
On March 18, 2025, our Board of Directors (the "Board") unanimously authorized a revised investment policy (the “Investment Policy”). In accordance with the Investment Policy, the Board has delegated authority to manage the Company’s investments and liquidity to an Investment Committee of the Board (the "Investment Committee") consisting of the Company’s Chairman and Chief Executive Officer, Ryan Cohen, as well as two independent members of the Board, together with such personnel and advisors as the Investment Committee deems appropriate.
On March 25, 2025, we announced that, as part of our revisions to the Investment Policy, the Board approved the addition of Bitcoin as a treasury reserve asset, whereby a portion of our cash or future debt and equity issuances may be held in Bitcoin. Such investments are classified as Digital assets on our Consolidated Balance Sheets, and are recorded at fair value. See "Digital Assets" section below for additional information.
The Investment Committee regularly reviews risks related to the Company's investments, including concentration risk. In allocating capital among investment opportunities and evaluating related investment risk, the Investment Committee considers market-based factors, including risk adjusted after-tax yields, as well as the Company's overall liquidity requirements..

Merchandise Inventories
Our merchandise inventories are carried at the lower of cost or net realizable value generally using the average cost method. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units. Pre-owned gaming systems and other products traded in by customers are recorded as inventory at the amount of cash or store credit given to the customer. We are required to make adjustments to inventory to reflect potential obsolescence or over-valuation as a result of cost exceeding market. In valuing inventory, we consider quantities on hand, recent sales, potential price protections, returns to vendors and other factors. Our ability to assess these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Inventory is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Inventory reserves as of January 31, 2026 and February 1, 2025 were $24.3 million and $24.5 million, respectively.

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
As part of our efforts to maximize profitability and streamline our international footprint, we continue to evaluate our non-U.S. assets to assess their strategic relevance.
During the first quarter of fiscal 2025, management approved a plan to divest the Company's operations in Canada. As a result, all related assets and liabilities (the "Canadian disposal group") were reclassified as held for sale, and an impairment expense of $18.3 million was recorded. In the second quarter of fiscal 2025, we completed the sale of our

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

Canadian subsidiary, Electronic Boutique Canada, Inc., which operated our Canadian stores and e-commerce business. The related loss on disposal was recorded within "Asset impairments" in our Consolidated Statements of Operations. Both the proceeds from the sale and loss on disposal were immaterial to our financial statements.
Also during the first quarter of fiscal 2025, management approved a plan to divest the Company's operations in France. Accordingly, all relevant assets and liabilities (the "French disposal group") were reclassified as held for sale, and we recorded an impairment charge of $17.2 million. Subsequent remeasurement adjustments resulted in additional impairment charges of $12.6 million during fiscal 2025. These adjustments reflected changes in the estimated fair value of the French disposal group, including impacts associated with amounts recorded in Accumulated other comprehensive income. As of January 31, 2026, the French disposal group included $146.5 million in Assets held for sale and $136.1 million in Liabilities held for sale. The sale of the French operations is expected to be completed within the next twelve months.

Digital Assets
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08"). ASU 2023-08 requires certain crypto assets, such as Bitcoin, to be measured at fair value at each reporting date, with changes in fair value recognized in earnings, and to be presented separately from other intangible assets together with enhanced disclosures (including the name, number of units, cost basis, and fair value for each significant crypto asset holding). The standard is effective for fiscal years beginning after December 15, 2024, including interim periods therein; early adoption is permitted. We adopted ASU 2023-08 on a modified retrospective basis effective February 2, 2025. The Company did not hold material crypto assets immediately prior to adoption; accordingly, the cumulative-effect adjustment to opening retained earnings and the impact on our Consolidated Balance Sheets were immaterial.
Following adoption, the Company measures its in-scope digital assets at fair value under ASC 350-60 with fair value determined in accordance with ASC 820. Bitcoin is initially recorded at cost, and subsequently remeasured using unadjusted quoted prices in the principal market that we have identified for Bitcoin (currently, the Coinbase exchange), which we consider an active market. Because the fair value is derived from quoted prices for an identical asset in an active market, Bitcoin is classified within Level 1 of the fair value hierarchy. Unrealized gains and losses from changes in Bitcoin's fair value are recognized in the Consolidated Statements of Operations as "Loss on digital assets and related receivables," and are presented as nonoperating activity.
On January 16, 2026, the Company entered into an agreement (the "Collateral Agreement") with Coinbase Credit, Inc. (the "counterparty"), under which the Company sold covered call options on a portion of the Bitcoin it owns. The options are accounted for as derivatives under ASC 815 and are not designated as hedging instruments.
Our covered‑call contracts are over-the-counter ("OTC") derivatives entered into with Coinbase Credit, Inc. and are typically short‑dated. Under the agreements, Bitcoin is pledged as collateral and can be rehypothecated, re-pledged, or otherwise deployed by Coinbase. As of January 31, 2026, we had outstanding covered‑call option contracts referencing approximately 4,709 Bitcoin, with strike prices ranging from $105,000 to $110,000 and maturities extending through March 27, 2026. These contracts resulted in a derivative liability of $0.7 million as of January 31, 2026, which is presented within Accrued liabilities and other current liabilities, and an associated unrealized gain of approximately $2.3 million for the period. No derivative assets were recognized as of the reporting date. Premiums received at inception are initially recorded on the consolidated balance sheets, and subsequently reflected in earnings consistent with the subsequent fair value changes of the related options. Subsequent to year-end, a portion of the covered-call option contracts expired unexercised and the related pledged collateral continues to be held by Coinbase Credit, Inc.
The fair value of these written options is measured using standard option-pricing models incorporating observable market inputs, including Bitcoin spot prices, implied volatility, and time to expiration. As such, the options are classified as Level 2 within the fair value hierarchy. Changes in the fair value of the options are recognized in earnings within “Other (income) expense, net,” classified as nonoperating activity. This presentation is consistent with the treatment of fair value changes related to our Digital assets and related receivables, which are recognized in earnings within "Loss on digital assets and related receivables," also classified as nonoperating activity.
Pledge of Bitcoin as collateral

In connection with the covered-call strategy, the Company pledged 4,709 Bitcoin (the "Pledged Bitcoin") as collateral. Per the terms of the Collateral Agreement, the counterparty maintained the right to rehypothecate, commingle, or unilaterally sell the Pledged Bitcoin, and the Company concluded that control transferred to the counterparty with respect to the Pledged Bitcoin. Accordingly, the Company derecognized the Pledged Bitcoin as an intangible asset and recognized digital assets receivable on its Consolidated Balance Sheets as of January 31, 2026, representing the fair value of its contractual right to receive equivalent Bitcoin in the future. The digital assets receivable is due within the next 12 months, and accordingly is classified as a current asset.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

The digital assets receivable is remeasured at fair value at each reporting date in accordance with ASC 820. The receivable's fair value is determined using Level 2 inputs, specifically the unadjusted quoted prices in active markets for the underlying crypto asset (Bitcoin). While the value of the receivable is directly derived from the market price of Bitcoin, the receivable itself is not a traded instrument, therefore, it is classified within Level 2 of the fair value hierarchy. Changes in the fair value of the digital assets receivable are recognized within "Loss on digital assets and related receivables" in the Consolidated Statements of Operations and are presented as nonoperating activity.

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

The estimated fair value of each warrant on the issuance date was $2.94 and the $173.9 million aggregate fair value of the Warrants was recorded as additional paid-in-capital. Of this aggregate fair value amount of the Warrants, $42.2 million was distributed to the holders of the Convertible Note and recognized as interest expense and $131.7 million was distributed to stockholders and recorded to retained earnings. During fiscal 2025, holders exercised 6,717 Warrants, resulting in the issuance of 6,717 shares of common stock and cash proceeds of $214,873.

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

Intangible Assets

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

Indefinite-lived intangible assets which consist primarily of our trade names, are expected to contribute to cash flows indefinitely and, therefore are not amortized. These assets are required to be evaluated for impairment at least annually, or more frequently if events or circumstances indicate that their carrying value may not be recoverable. An indefinite-lived intangible asset is considered impaired when its carrying amount exceeds its fair value, and the impairment loss recognized equals the amount of the excess. We perform our annual impairment test during the fourth quarter of each year. Trade Names associated with our French disposal group are classified as Assets Held-for-Sale in the Consolidated Balance Sheets as of January 31, 2026.
The fair value of our trade names are estimated by using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company.  Trade name has been reclassified and presented as Assets Held-For-Sale in our Consolidated Balance Sheets, relating to our French disposal group as of January 31, 2026. We recognized no impairment charges during fiscal 2025, 2024, and 2023. See Note 10, "Intangible Assets" for additional information.
Our definite-lived intangible assets consist primarily of leasehold rights. The estimated useful life and amortization methodology for these assets are determined based on the period over which they are expected to contribute directly to cash flows. Intangible assets that are determined to have a definite life are amortized over their respective useful lives. Leasehold rights associated with our French disposal group are classified as Assets Held-for-Sale in the Consolidated Balance Sheets as of January 31, 2026.

Revenue Recognition
We recognize revenue when performance obligations are satisfied by transferring goods or services to the customer in an amount that we expect to collect in exchange for those goods or services. The satisfaction of a performance obligation with a single customer may occur at a point in time or may occur over time. The majority of our revenue is recognized at a point in time, generally when a customer purchases and takes possession of merchandise through our stores or when merchandise purchased through our ecommerce platforms is delivered to a customer.
Revenue is recognized net of sales discounts, sales returns, and estimated sales return reserves. Our sales return policy is generally limited to 15 days or less and as such our sales returns are, and historically have been, immaterial. Revenues do not include sales taxes or other taxes collected from customers. We record a liability for taxes collected from a customer.
We have arrangements with customers where our performance obligations are satisfied over time, which primarily relate to extended warranties and our GameStop Pro® rewards program. In arrangements where we have multiple performance obligations, the transaction price is allocated to each performance obligation based on their relative stand-alone selling price.
Subscription revenues for our GameStop Pro® rewards program memberships are recognized on a straight-line basis over the subscription period. Revenues for extended warranties sold are recognized on a straight-line basis over the life of the warranty terms.
Contract liabilities and other deferred revenues associated with gift cards, extended warranties, customer credits, and subscriptions to our GameStop Pro® rewards program memberships are included in accrued liabilities and other current liabilities on our Consolidated Balance Sheets.
We also sell a variety of digital products which generally allow consumers to download software or play games on the internet. Most of the digital products we sell are unbundled and do not require us to purchase inventory or take physical possession of, or take title to, inventory. When purchasing these products from us, consumers pay a retail price and we earn a commission based on a percentage of the retail sale as negotiated with the digital product publisher. We recognize the sale of these digital products on a net basis, whereby the commissions earned are recorded as revenue.
We also offer customers the ability to submit ungraded trading cards for third-party grading services. We act as an agent in these arrangements, and accordingly revenue is recognized on a net basis, equal to the amount we retain after remitting pass-through charges. Amounts collected from customers prior to completion of the grading service are recorded as contract liabilities and are recognized as revenue once the grading is complete and the graded card is made available to the customer. Revenue recognized from grading services is categorized as Collectibles revenue.
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
The two primary estimates utilized to record the deferred revenue for loyalty points earned by members are the estimated retail price per point and estimated breakage. The estimated retail price per point is based on the actual historical retail prices of product purchased through the redemption of loyalty points. We estimate breakage of loyalty points based on historical redemption rates. We continually evaluate our methodology and assumptions based on developments in retail price per point redeemed, redemption patterns and other factors. Changes in the retail price per point and redemption rates have the effect of either increasing or decreasing the deferred revenue liability through current period revenue by an amount estimated to represent the retail value of all points previously earned but not yet redeemed by loyalty program members as of the end of the reporting period. The cost of administering the loyalty program, including program administration fees, program communications and cost of loyalty cards, is recognized in Selling, general, and administrative expenses in our Consolidated Statement of Operations.
Contract Liabilities
We establish a liability upon the issuance of merchandise credits and the sale of gift cards and extended warranties. For merchandise credits and gift cards, revenue is recognized when customers redeem the related balances. We recognize breakage in revenue in proportion to historical redemption patterns as redemptions occur. If future redemption patterns differ from historical experience, the timing and amount of breakage recognized may vary. For extended warranties, revenue is recognized over time on a straight-line basis over the warranty term.
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
The cooperative advertising programs and other vendor marketing programs generally cover a period from a few days up to a few weeks and include items such as product catalog advertising, in-store display promotions, internet advertising, co-op print advertising and other programs. The allowance for each event is negotiated with the vendor and requires specific performance by us to be earned. Vendor allowances of $70.7 million, $65.4 million and $63.9 million were recorded as a reduction of cost of sales for fiscal 2025, 2024 and 2023, respectively, in our Consolidated Statements of Operations. In certain instances we receive cash consideration from vendors specifically to fund identifiable marketing and advertising activities such as seasonal holiday guides and flyers. Accordingly, we present this as an offset to marketing and advertising expenses.
Cost of Sales and Selling, General, and Administrative Expenses Classification
The classification of cost of sales and Selling, general, and administrative expenses varies across the retail industry. We include certain purchasing, receiving and distribution costs in Selling, general, and administrative expenses in the Consolidated Statements of Operations. We include processing fees associated with purchases made by credit cards and other payment methods in cost of sales in our Consolidated Statements of Operations.

Advertising Expenses
We expense advertising costs for television, print, digital advertising, and other media when the advertising takes place. Advertising expenses for fiscal 2025, 2024 and 2023 totaled $13.8 million, $18.6 million and $39.3 million, respectively.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

Income Taxes
Income tax expense includes federal, state, local and international income taxes. Income taxes are accounted for utilizing an asset and liability approach and deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of existing assets and liabilities using enacted tax rates. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realizable. In accordance with GAAP, we maintain liabilities for uncertain tax positions until examination of the tax year is completed by the applicable taxing authority, available review periods expire or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount. See Note 15, "Income Taxes," for additional information.
We do not assert indefinite reinvestment on the undistributed earnings of our foreign subsidiaries. Income tax and/or withholding tax associated with any amounts available for distribution as of January 31, 2026 is not expected to be material to our financial statements.

Leases
We conduct the substantial majority of our business with leased real estate properties, including retail stores, warehouse facilities, office space and equipment. These are generally leased under non-cancelable agreements and include various renewal options for additional periods. These agreements generally provide for minimum, and in some cases, percentage rentals, and require us to pay insurance, taxes and other maintenance costs. Percentage rentals are based on sales performance in excess of specified minimums at various stores and are accounted for in the period in which the amount of percentage rentals can be accurately estimated. All of our lease agreements are classified as operating leases.
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
Foreign Currency
Generally, we have determined that the functional currencies of our foreign subsidiaries are the subsidiaries’ local currencies. The assets and liabilities of the subsidiaries are translated into U.S. dollars at the applicable exchange rate as of the end of the balance sheet date and revenue and expenses are translated into U.S. dollars at an average rate over the period. Currency translation adjustments are recorded as a component of other comprehensive income in our Consolidated Statement of Comprehensive Loss. Currency translation adjustments related to divested foreign businesses are reclassified into earnings as a component of Selling, general, and administrative expenses in our Consolidated Statements of Operations once the liquidation of the respective foreign businesses is substantially complete.
Gains and losses arising from transactions denominated in nonfunctional currencies resulted in a net gain of $1.1 million, and net loss of $0.9 million, and $2.0 million, for fiscal 2025, 2024 and 2023, respectively. These costs were recognized in Selling, general, and administrative expenses in our Consolidated Statements of Operations.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

3.      New Accounting Pronouncements
Recently Adopted Accounting Pronouncement
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08"). ASU 2023-08 requires certain crypto assets, such as Bitcoin, to be measured at fair value at each reporting date, with changes in fair value recognized in earnings, and to be presented separately from other intangible assets together with enhanced disclosures (including the name, number of units, cost basis, and fair value for each significant crypto asset holding). The standard is effective for fiscal years beginning after December 15, 2024, including interim periods therein; early adoption is permitted. We adopted ASU 2023-08 on a modified retrospective basis effective February 2, 2025. The Company did not hold material crypto assets immediately prior to adoption; accordingly, the cumulative-effect adjustment to opening retained earnings and the impact on our Consolidated Balance Sheets were immaterial.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 during fiscal 2025 and elected to apply the standard on a prospective basis. See Note 15, "Income Taxes," to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Recently issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", as clarified by ASU No. 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date." (collectively, 'ASU 2024-03'). This guidance includes amendments to require public companies to provide additional disaggregated information about certain costs and expenses in a tabular format. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial statements.
4.    Revenue
The following table presents net sales by significant product category:

	Fiscal
	2025	2024	2023
Hardware and accessories(1)	$1,840.4	$2,099.7	$2,996.8
Software(2)	729.3	1,005.4	1,522.0
Collectibles(3)	1,060.2	717.9	754.0
Total	$3,629.9	$3,823.0	$5,272.8

(1)    Includes sales of new and pre-owned hardware, accessories, hardware bundles in which hardware and digital or physical software are sold together in a single SKU, interactive game figures, strategy guides, mobile and consumer electronics.
(2)    Includes sales of new and pre-owned gaming software, digital software and PC entertainment software.
(3)    Includes the sale of apparel, toys, trading cards, gadgets, other retail products for pop culture and technology enthusiasts, and submission services for the authentication and grading of trading cards.
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
The following table presents our performance obligations recognized in accrued liabilities and other current liabilities on our Consolidated Balance Sheets:

	Fiscal
	2025	2024
Unredeemed customer liabilities	$106.6	$123.9
Extended warranties	45.3	54.1
Subscriptions	43.0	50.9
Total performance obligations	$194.9	$228.9
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
The following table presents a roll forward of our contract liabilities:

	Fiscal
	2025	2024
Contract liability beginning balance	$228.9	$274.1
Increase to contract liabilities (1)	664.8	689.8
Decrease to contract liabilities (2)	(699.8)	(732.9)
Other adjustments (3)	1.0	(2.1)
Contract liability ending balance	$194.9	$228.9
__________________________________________
(1)    Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to our GameStop Pro® rewards program and extended warranties sold.
(2)    Consists of redemptions and breakage of gift cards and trade-in credits, redemptions and breakage of reservation deposits, and expirations of loyalty points. Additionally, this includes revenues recognized for our GameStop Pro® rewards program and extended warranties. During fiscal 2025, there were $42.7 million of gift cards redeemed that were previously outstanding as of February 1, 2025. During fiscal 2024, there were $44.5 million of gift cards redeemed that were previously outstanding as of February 3, 2024.
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
We identified segments based on a combination of geographic areas and management responsibility. Segment results for the United States include retail operations in 50 states; our ecommerce website www.gamestop.com; and our GameStop Pro® loyalty program. The United States segment also includes general and administrative expenses related to our corporate offices in Grapevine, Texas. Segment results for Canada include retail and ecommerce operations we previously had in Canada. Segment results for Australia include retail and ecommerce operations in Australia and New Zealand. During the fourth quarter of fiscal 2025, we closed down our store operations in New Zealand. Current year segment results for Europe include retail and ecommerce operations in France. Our segment results for Europe also previously included retail operations in Italy, Germany, Austria, Ireland, and Switzerland.
Our chief operating decision makers (“CODM”) are our Chief Executive Officer and our Principal Financial and Accounting Officer, who have responsibility for allocating resources and assessing performance for the operating segments. Our CODM measures segment profit using operating income (loss), which is defined as net income (loss) from operations before interest income, net, income tax expense (benefit), and loss (gain) on digital assets and related receivables.
Transactions between our reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during fiscal 2025, 2024, and 2023. Information on total assets by segment is not disclosed as such information is not used by our CODM to evaluate segment performance or to allocate resources and capital.
The following tables present segment information:

	United States	Canada	Australia	Europe	Total
As of and for the Fiscal Year Ended January 31, 2026
Net sales	$2,667.6	$38.2	$494.7	$429.4	$3,629.9
Cost of sales	1,752.2	28.2	336.0	317.4	2,433.8
Gross Profit	915.4	10.0	158.7	112.0	1,196.1
Selling, general and administrative expenses:	631.1	13.9	149.1	116.1	910.2
Store related	514.1	11.3	121.7	108.2	755.3
Other	117.0	2.6	27.4	7.9	154.9
Asset impairments	1.1	18.3	5.0	29.4	53.8
Operating income (loss)	283.2	(22.2)	4.6	(33.5)	232.1
Interest income					(271.5)
Loss on digital assets and related receivables					131.6
Other income, net					(12.0)
Income before income taxes					384.0
Income tax benefit					(34.4)
Net income					418.4

Property and equipment, net	32.6	—	15.7	—	48.3
Capital expenditures	12.0	0.1	5.0	0.4	17.5

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

	United States	Canada	Australia	Europe	Total
As of and for the Fiscal Year Ended February 1, 2025
Net sales	$2,575.7	$204.3	$404.9	$638.1	$3,823.0
Cost of sales	1,803.2	152.6	277.6	475.7	2,709.1
Gross Profit	772.5	51.7	127.3	162.4	1,113.9
Selling, general and administrative expenses:	737.2	61.7	139.2	192.3	1,130.4
Store related	631.5	51.5	122.4	162.8	968.2
Other	105.7	10.2	16.8	29.5	162.2
Asset impairments	1.4	—	—	8.3	9.7
Operating income (loss)	33.9	(10.0)	(11.9)	(38.2)	(26.2)
Interest income					(163.4)
Income before income taxes					137.2
Income tax expense					5.9
Net income					131.3

Property and equipment, net	39.4	1.3	16.3	11.2	68.2
Capital expenditures	10.1	1.0	3.2	1.8	16.1

	United States	Canada	Australia	Europe	Total
As of and for the Fiscal Year Ended February 3, 2024
Net sales	$3,429.4	$292.5	$522.5	$1,028.4	$5,272.8
Cost of sales	2,590.5	226.6	372.9	788.6	3,978.6
Gross Profit	838.9	65.9	149.6	239.8	1,294.2
Selling, general and administrative expenses:	838.2	74.3	152.9	258.5	1,323.9
Store related	708.4	61.8	135.2	222.0	1,127.4
Other	129.8	12.5	17.7	36.5	196.5
Asset impairments	3.0	—	0.2	1.6	4.8
Operating loss	(2.3)	(8.4)	(3.5)	(20.3)	$(34.5)
Interest income					(49.5)
Other expense, net					$1.9
Income before income taxes					13.1
Income tax expense					6.4
Net income					6.7

Property and equipment, net	56.8	1.7	19.8	16.6	$94.9
Capital expenditures	21.5	0.2	7.8	5.4	$34.9
6.    Associates' Defined Contribution Plan
We sponsor a defined contribution plan (the “Savings Plan”) for the benefit of substantially all of our U.S. associates who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows associates to invest up to 60%, subject to IRS limitations, of their eligible gross cash compensation on a pre-tax basis. Historically, the Company provided matching contributions to the Savings Plan based upon a certain percentage of the associates’ contributions. Our contributions to the Savings Plan during fiscal 2025, 2024 and 2023, were $— million, $— million and $3.6 million, respectively. Effective January 1, 2024, the Company eliminated employer matching contributions for employees.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

7.    Earnings Per Share
Basic net income per common share is computed by dividing the net income available to Class A Common Stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income available to Class A Common Stockholders by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include shares from convertible notes, stock options, warrants, unvested restricted stock and unvested restricted stock units outstanding during the period, using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be antidilutive. For example, the warrants are anti-dilutive and are excluded from the diluted earnings per share computations primarily because the exercise price is significantly above the average market price. A net loss from continuing operations causes all potentially dilutive securities to be antidilutive.
The following is a reconciliation of shares used in calculating basic and diluted net income per common share:

	Fiscal Year ended
	2025	2024	2023
Weighted-average common shares outstanding	447.6	394.1	305.1
Dilutive effect of stock-based awards	0.5	0.6	0.1
Dilutive effect of Convertible Notes	101.0	—	—
Weighted-average diluted common shares	549.1	394.7	305.2

Anti-dilutive shares:
Warrants to purchase common stock	19.0	—	—
Restricted stock units	0.1	0.7	2.7
8.    Property and Equipment
The following table presents property and equipment, net:

	Estimated Useful Lives (Years)	January 31, 2026	February 1, 2025
Buildings and leasehold improvements	1-10	179.3	304.2
Fixtures and equipment	3-10	196.1	264.3
Software and hardware	3	155.9	178.5
Construction-in-progress		5.2	5.4
Total property and equipment		536.5	752.4
Accumulated depreciation		(488.2)	(684.2)
Property and equipment, net (1)		$48.3	$68.2
(1) Property and equipment reclassified as held for sale that related to our French disposal group are excluded from the table above and presented with Property and equipment, net within Assets Held-for-Sale in our Consolidated Balance Sheets as of January 31, 2026.
Our total depreciation expense was $19.4 million, $38.4 million and $55.3 million for fiscal 2025, 2024 and 2023, respectively, and is recorded in Selling, general, and administrative expenses in our Consolidated Statements of Operations.

In fiscal 2024, we closed our distribution facility in York, Pennsylvania and consolidated U.S. fulfillment activities into our facility in Grapevine, Texas. During the same period, we relocated our U.S. refurbishment operations into our Grapevine, Texas distribution and administration facility; previously, refurbishment operations were conducted in a separate facility also located in Grapevine. We also divested our operations in Italy, which included our facility in Milan.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

In fiscal 2025 we divested our operations in Canada, including our distribution and administration facility in Brampton, Ontario. During the same period, management approved a plan to divest our operations in France, and all related property and equipment were reclassified as held for sale.

9.    Leases
The following table presents rent expenses under operating leases:

	Fiscal
	2025	2024	2023
Operating lease cost	$196.7	$264.1	$284.0
Variable lease cost (1)	42.9	58.1	57.5
Total rent expense	$239.6	$322.2	$341.5
__________________________________________
(1)    Variable lease cost includes percentage rentals and variable executory costs.
In fiscal 2025, we recognized $0.9 million of store-level ROU asset impairment charges compared to $0.7 million and $2.7 million of store-level ROU asset impairment charges in fiscal 2024 and 2023, respectively.
The following table presents the weighted-average remaining lease term, which includes reasonably certain renewal options, and the weighted-average discount rate for operating leases included in the measurement of our lease liabilities:

	January 31, 2026	February 1, 2025
Weighted-average remaining lease term (years) (1)	3.4	3.7
Weighted-average discount rate (2)	6.3%	6.7%
(1)    The weighted-average remaining lease term is weighted based on the lease liability balance for each lease as of January 31, 2026 and February 1, 2025.
(2)    The weighted-average discount rate weights the IBR determined for each lease based on each lease's respective liability balance as of January 31, 2026 and February 1, 2025.
The following table presents expected lease payments associated with our operating lease liabilities, excluding percentage rentals, for the next five fiscal years:

Period	Operating Leases(1)
Fiscal 2026	$104.8
Fiscal 2027	70.0
Fiscal 2028	42.2
Fiscal 2029	25.1
Fiscal 2030	13.7
Thereafter	15.4
Total remaining lease payments	271.2
Less: Interest	(30.1)
Present value of lease liabilities(2)	$241.1
__________________________________________
(1)    Operating lease payments exclude legally binding lease payments for leases signed but not yet commenced.
(2)    The future lease payments presented in the table above include amounts related to operating leases associated with our French disposal group classified as held for sale. The related lease liabilities totaling approximately $43.5 million have been reclassified to liabilities held for sale on the consolidated balance sheet and are not included in the lease liabilities line item as of January 31, 2026 With this reclassification, the present value of the lease payments reconcile to the total lease liabilities recognized. The present value of lease liabilities consist of $87.5 million classified as current portion of operating lease liabilities and $110.1 million classified as long-term operating lease liabilities on our Consolidated Balance Sheets.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

10.    Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of our intangible assets:

	January 31, 2026			February 1, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade name (1)	—	—	—	5.1	—	5.1
Intangible assets with finite lives:
Leasehold rights(1)	—	—	—	61.4	(60.7)	0.7
Other (2)	—	—	—	21.3	(21.3)	—
Total	$—	$—	$—	$87.8	$(82.0)	$5.8
_________________
(1) Trade name and Leasehold rights (key money) reclassified as held for sale that relate to our French disposal group are excluded from the table above and presented within Other Non Current Assets within Assets Held for Sale in our Consolidated Balance Sheets as of January 31, 2026.
(2) Other intangible assets relating to a portfolio of product designs that were created by Geeknet as part of an acquisition have been fully amortized, are no longer utilized by the Company, and have been removed from the Company's books and the table above as of January 31, 2026.
Indefinite-lived Intangible Assets
Trade Name
Our trade name relates to Micromania SAS (“Micromania”), our retail operations business in France, which we acquired in 2008. There were no impairment charges recognized during fiscal 2025, 2024 and 2023 related to the trade name. The trade name has been reclassified and presented as Liabilities Held for Sale in our Consolidated Balance Sheets and excluded from the table above as of January 31, 2026.
Finite-lived Intangible Assets
Leasehold rights, the majority of which were recorded as a result of the purchase of Micromania in 2008, represent the value of rights of tenancy under commercial property leases for properties located in France. Rights pertaining to individual leases can be sold by us to a new tenant or recovered by us from the landlord if the exercise of the automatic right of renewal is refused. Leasehold rights are amortized on a straight-line basis over the expected lease term, not to exceed 20 years, with no residual value. Leasehold rights has been reclassified and presented as Assets Held for Sale in our Consolidated Balance Sheets and excluded from the table above as of January 31, 2026.
As of January 31, 2026, the total weighted-average amortization period for our finite-lived intangible assets was approximately 7 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value.
Intangible asset amortization expense during fiscal 2025, 2024 and 2023 was $0.1 million, $0.5 million and $0.9 million, respectively.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Assets and liabilities that are measured at fair value on a recurring basis include our cash equivalents, marketable securities, digital assets, digital assets receivable, foreign currency contracts, derivative assets and liabilities, company-owned life insurance policies with a cash surrender value, and certain nonqualified deferred compensation liabilities.
We measure the fair value of cash equivalents, certain marketable securities, and digital assets based on quoted prices in active markets for identical assets. Other marketable securities were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.
Our investments in time deposits are reported at fair value and utilize Level 1 inputs for measurement.
We measure the fair value of our foreign currency contracts, derivative assets and liabilities, digital assets receivable, life insurance policies with cash surrender values and certain nonqualified deferred compensation liabilities based on Level 2 inputs using quotations provided by major market news services, such as Bloomberg, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, contractual prices for the underlying instruments and other relevant economic measures, all of which are observable in active markets.
When appropriate, valuations are adjusted to reflect credit considerations, generally based on available market evidence.
The following tables presents our assets and liabilities measured at fair value on a recurring basis:

	January 31, 2026
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Marketable securities(1)	$2,708.7	$0.4	$—	$2,709.1
Digital assets(2)	0.2	—	(0.1)	0.1
Level 2:
Digital assets receivable (2)	428.0	—	(59.7)	368.3
Company-owned life insurance(3)	0.1	—	—	0.1
Total assets	$3,137.0	$0.4	$(59.8)	$3,077.6
Liabilities
Level 2:
Derivative liability on digital assets(4)	$3.0	$(2.3)	$—	$0.7
Nonqualified deferred compensation(4)	0.1	—	—	0.1
Total liabilities	$3.1	$(2.3)	$—	$0.8

	February 1, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Time deposits(1)	$18.0	$—	$—	$18.0
Level 2:
Company-owned life insurance(3)	0.1	—	—	0.1
Total assets	$18.1	$—	$—	$18.1
Liabilities
Level 2:
Nonqualified deferred compensation(4)	0.1	—	—	0.1
Total liabilities	$0.1	$—	$—	$0.1
___________________
(1) Recognized in "Marketable securities" on our Consolidated Balance Sheets.
(2) Recognized in "Digital assets and related receivables" on our Consolidated Balance Sheets. The Company pledged a portion of its

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

digital assets as collateral in connection with a covered‑call strategy, which resulted in the derecognition of the pledged digital assets and the corresponding recognition of a digital asset receivable.
(3) Recognized in "Other noncurrent assets" on our Consolidated Balance Sheets.
(4) Recognized in "Accrued liabilities and other current liabilities" on our Consolidated Balance Sheets.

Assets that are Measured at Fair Value on a Nonrecurring Basis
Assets that are measured at fair value on a nonrecurring basis relate primarily to property and equipment, operating lease ROU assets and other intangible assets, which are remeasured when the estimated fair value is below its carrying value. When we determine that impairment has occurred, the carrying value of the asset is reduced to its fair value.
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
During the first quarter of fiscal 2025, management approved a plan to divest the Company's operations in France. In connection with this plan, we reclassified debt related to the French disposal group to Liabilities held for sale, within our Consolidated Balance Sheets. The debt had previously been included within our consolidated debt balances and consisted of government-subsidized low interest French term loans maturing from October 2022 through October 2026 ("French Term Loans").
As of January 31, 2026, the French Term Loans included in Liabilities held for sale had a carrying value of $7.5 million and a fair value of $7.2 million. The fair value of our French Term Loans was estimated using a discounted cash flow model that incorporates interest rates available to the Company for similar debt with comparable maturities. The valuation technique uses Level 2 inputs within the fair value hierarchy.
On October 7, 2025, the Company announced that the Board declared the Warrant Distribution. The Company estimated the fair value of the Warrants using the Black-Scholes option pricing model (Level 3). The estimated fair value of each Warrant on the issuance date was $2.94 and the $173.9 million aggregate fair value of the Warrants was recorded as additional paid-in-capital. Of this aggregate fair value amount, $42.2 million was distributed to the holders of the Convertible Notes and recognized as interest expense and $131.7 million was distributed to stockholders and recorded to retained earnings.

12.    Accrued and Other Current Liabilities
The following table presents our accrued and other current liabilities:

	January 31, 2026	February 1, 2025
Customer-related liabilities	$106.8	$126.9
Deferred revenue	91.4	109.0
Employee benefits, compensation and related taxes	32.1	51.4
Income and other taxes payable	18.4	25.2
Other accrued liabilities	35.1	49.7
Total accrued and other current liabilities (1)	$283.8	$362.2
(1) Accrued and Other Current Liabilities reclassified as held for sale that related to our French disposal group are excluded from the table above and presented with Current Liabilities within Assets Held for Sale in our Consolidated Balance Sheets as of January 31, 2026.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

13.    Debt
The following table presents our debt as of January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
Convertible notes	$4,164.3	$—
French term loans - current portion(1)	—	$10.3
French term loans - long-term portion(1)	—	$6.6
Total debt	$4,164.3	$16.9
___________________
(1) In fiscal 2025 we reclassified the French Term Loans associated with the French disposal group to Liabilities Held for Sale in the Consolidated Balance Sheets. As of January 31, 2026, the disposal group included $7.5 million of short-term debt and no long-term debt within Liabilities held for sale.

French Term Loans
During fiscal 2021, our French subsidiary, Micromania SAS, entered into six separate unsecured term loans totaling €40.0 million. In the second quarter of 2021, Micromania SAS extended the loans for five years, with principal amortization beginning in October 2022. In connection with the extension, interest rates increased from zero to 0.7% for three loans totaling €20.0 million, and to 1% for the remaining three term loans totaling €20.0 million. The French government guarantees 90% of these loans pursuant to a COVID-19 state-guaranteed loan program.
Each of Micromania SAS's term loans, as described above, restrict the ability of Micromania SAS to make distributions and loans to its affiliates, and include various events that would result in the automatic acceleration of the loans thereunder, including failure to pay any principal or interest when due, acceleration of other indebtedness, a change of control and certain bankruptcy, insolvency or receivership.
As of January 31, 2026 and February 1, 2025, outstanding balances under the French Term Loans totaled $7.5 million and $16.9 million, respectively. In fiscal 2025 we classified the French Term Loans associated with the French disposal group to Liabilities Held for Sale in the Consolidated Balance Sheets. As of January 31, 2026, the disposal group included $7.5 million of short-term debt and no long-term debt within Liabilities held for sale.
Convertible Senior Notes
Convertible 2030 Notes
On April 1, 2025, we completed a private offering of $1,500 million aggregate principal amount of the Convertible 2030 Notes, including the exercise in full of the initial purchaser's option to purchase up to an additional $200 million aggregate principal amount of the Convertible 2030 Notes. The Convertible 2030 Notes are general unsecured obligations of the Company. The Convertible 2030 Notes were issued pursuant to an Indenture, dated April 1, 2025 (the "2030 Indenture"), between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). As of January 31, 2026, the balance of the Convertible 2030 Notes, net of debt issuance costs of $16.4 million was $1,483.6 million. The Company determines the fair value of its Convertible 2030 Notes in accordance with ASC 820, Fair Value Measurement, using observable market inputs on a secondary market exchange (Level 2 input). As of January 31, 2025, the fair value of the Convertible 2030 Notes was approximately $1,618.1 million.

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

Convertible 2032 Notes

On June 17, 2025, we completed a private offering of $2,250.0 million aggregate principal amount of the Convertible 2032 Notes. Pursuant to the purchase agreement between the Company and the initial purchaser of the Convertible 2032 Notes, the Company granted the initial purchaser an option to purchase up to an additional $450.0 million aggregate principal amount of the Convertible 2032 Notes (the "Additional Notes"). On June 23, 2025, the initial purchaser elected to exercise in full such option, and on June 24, 2025, the Company issued the full aggregate principal amount of the Additional Notes. The Convertible 2032 Notes are general unsecured obligations of the Company. The Convertible 2032 Notes were issued pursuant to an Indenture, dated June 17, 2025 (the "2032 Indenture"), between the Company and the Trustee, as trustee. As of November 1, 2025, the balance of the Convertible 2032 Notes, net of debt issuance costs of $19.3 million was $2,680.7 million. The Company determines the fair value of its Convertible 2030 Notes in accordance with ASC 820, Fair Value Measurement, using observable market inputs on a secondary market exchange (Level 2 input). As of January 31, 2026, the fair value of the Convertible 2032 Notes was approximately $2,920.9 million.

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
Credit Facilities
We maintain uncommitted letter of credit facilities with certain banks that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. See Note 15, "Commitments and Contingencies," for further information regarding outstanding stand-by letters of credit and other bank guarantees.
On August 27, 2024, we voluntarily terminated our $250 million revolving credit facility, which would have matured in November 2026, including all commitments and obligations thereunder. In connection with the termination, we cancelled all letters of credit issued thereunder and replaced them with letters of credit issued under our uncommitted letter of credit facilities supported by cash collateral.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

14.    Digital Assets and Related Receivables
During the second quarter of fiscal 2025, the Company purchased 4,710 Bitcoin. During the fourth quarter of fiscal 2025, the Company pledged 4,709 of the Bitcoin as collateral in a covered call strategy resulting in the derecognition of the Bitcoin digital asset and the recognition of a Bitcoin digital asset receivable. The following table summarizes the Company's digital asset rollforward and holdings for the year ended January 31, 2026:

Description	Bitcoin (Digital Assets)
Balance, Beginning of fiscal year	—
Additions (Cost of $500 million purchased in Q2)	500.0
Loss on digital assets pledged	(71.8)
Dispositions (pledged/derecognized in Q4)	(428.0)
Remeasurement loss on digital assets	(0.1)
Fair Value, End of fiscal year	$0.1

The following table provides the required disclosures for our crypto asset holding as of January 31, 2026, including units held, cost basis, fair value, and cumulative unrealized gain (loss).

	Quantity(1)	Cost Basis	Fair Value	Cumulative Unrealized Loss
Bitcoin	1.0	0.2	0.1	(0.1)
Total digital assets held as of January 31, 2026	1.0	$0.2	$0.1	$(0.1)
(1) Actual Bitcoin quantity held; not in millions.

During the fiscal year ended January 31, 2026, the Company recognized a net loss on digital assets and related receivables of $131.6 million. This was primarily driven by an $71.8 million realized loss upon the derecognition of digital assets pledged as collateral in a covered call strategy, a $59.7 million unrealized loss on the digital asset receivable, and a $0.1 million remeasurement loss on remaining digital asset holdings. The following table summarizes the components of "Loss on digital asset and related receivables" in the Consolidated Statements of Operations for the year ended January 31, 2026:

Amount
Realized loss on digital assets pledged	(71.8)
Unrealized loss on digital asset receivable	(59.7)
Remeasurement loss on digital assets held	(0.1)
Total loss on Digital asset and related receivables	(131.6)

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

15.    Income Taxes
The following table presents the provision for income taxes from continuing operations:

	Fiscal Year ended
	2025	2024	2023
Current tax expense (benefit):
Federal	$22.2	$1.9	$(0.7)
State	9.3	3.6	1.2
Foreign	0.8	2.2	6.0
	32.3	7.7	6.5
Deferred tax (benefit) expense:
Federal	(48.4)	—	—
State	(21.7)	—	—
Foreign	3.4	(1.8)	(0.1)
	(66.7)	(1.8)	(0.1)
Total income tax (benefit) expense	$(34.4)	$5.9	$6.4
The following table presents the components of income/(loss) from continuing operations before income taxes:

	Fiscal Year ended
	2025	2024	2023
United States	$432.9	$194.2	$48.6
Foreign	(48.9)	(57.0)	(35.5)
Total	$384.0	$137.2	$13.1

The following table reconciles the U.S. federal statutory tax rate to our effective income tax rate on income from continuing operations, presenting both dollar amounts and percentages in accordance with ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This disclosure reflects the disaggregation of specific tax categories for the current reporting period:

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

	Fiscal Year Ended 2025
	Amount	Percent
Federal statutory tax rate	$80.7	21.1%
Domestic federal
Tax credits	(1.0)	(0.3)
Nontaxable or nondeductible items:
Non-deductible interest from warrant distribution	8.9	2.3
Other	(0.4)	(0.1)
Cross-border tax laws	(0.3)	(0.1)
Other reconciling items:
Capital loss carryforward	(4.8)	(1.3)
Other	1.6	0.4
Change in valuation allowance	(117.5)	(30.6)
State income taxes, net of federal effect (1)	(14.3)	(3.7)
Foreign tax effects
Canada
Impairment loss	5.0	1.3
Tax effect on net operating losses for which no benefit is recognized	9.3	2.4
Change in valuation allowance	(8.6)	(2.2)
France
Tax effect on net operating losses for which no benefit is recognized	(2.3)	(0.6)
Change in valuation allowance	13.0	3.4
Ireland
Tax effect on net operating losses for which no benefit is recognized	19.1	5.0
Change in valuation allowance	(22.6)	(5.9)
Luxembourg
Tax effect on net operating losses for which no benefit is recognized	(266.4)	(69.3)
Change in valuation allowance	266.1	69.3
Other foreign jurisdictions	1.9	0.4
Change in unrecognized tax benefits	(1.8)	(0.5)
Effective tax rate	$(34.4)	(9.0)%
(1) State and local taxes in Arizona, Illinois, New Jersey, New York, and New York City accounted for more than 50% of the tax effect in this category.
The following table provides the disclosures required before adopting ASU 2023-09 and reconciles our effective tax rate with the U.S. federal tax rate:

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

	Fiscal Year Ended
	2024	2023
Federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal effect	5.6	151.5
Foreign income tax rate differential	(6.4)	(35.0)
Change in valuation allowance	(28.3)	(133.4)
Change in unrecognized tax benefits	0.9	(20.2)
Withholding tax expense	1.7	5.0
Stock-based compensation	(0.1)	30.5
Other (including permanent differences)(1)	9.9	29.5
	4.3%	48.9%
__________________
(1) Other is comprised of numerous items, none of which is individually or in the aggregate greater than 5% of income tax expense calculated at the statutory rate.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

Upon adoption of ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, cash paid for income taxes, net of refunds, disaggregated by jurisdiction, was as follows:

Fiscal Year Ended 2025
Federal	$28.4
State	2.6
Foreign	2.8
Total cash paid for income taxes, net of refunds	$33.8

Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities which are presented in the table below.

	January 31, 2026	February 1, 2025
Deferred tax asset:
Inventory	$7.6	$7.7
Deferred rents	0.2	0.9
Property and equipment	1.8	1.2
Operating lease liabilities	73.1	87.5
Stock-based compensation	1.6	2.2
Net operating losses and other loss carryforwards	383.7	227.7
Customer liabilities	21.1	25.0
Credits	2.2	4.2
Accrued compensation	4.2	3.5
Intangible assets	0.8	1.9
Goodwill	0.1	0.3
Digital assets and related receivables	29.1	—
Other	25.6	29.5
Total deferred tax assets	551.1	391.6
Valuation allowance	(403.2)	(291.3)
Total deferred tax assets, net	147.9	100.3
Deferred tax liabilities:
Prepaid expenses	(0.2)	(0.2)
Operating lease right-of-use assets	(60.9)	(82.0)
Total deferred tax liabilities	(61.1)	(82.2)
Net deferred tax assets	$86.8	$18.1
The above amounts are reflected in the consolidated financial statements as:
Deferred income taxes - assets	$86.8	$18.1
Deferred income taxes - liabilities	$—	$—
During fiscal 2025, we increased our valuation allowances by a net $111.9 million. This net change reflects increases of approximately $253.0 million of increases in certain international jurisdictions where additional losses were generated and the related deferred tax assets are not expected to be realizable, partially offset by approximately $141.1 million of releases in jurisdictions that returned to profitability after previously being in cumulative loss positions. As of January 31, 2026, we maintain full valuation allowances on all international deferred tax assets except those in Australia, and we maintain valuation allowances on only certain deferred tax assets in the United States, rather than a full valuation allowance. We will continue to assess the realizability of our gross and net deferred tax assets in all tax jurisdictions in future reporting periods.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

With respect to state and local jurisdictions and countries outside of the United States, we and our subsidiaries are typically subject to examination for 3 to 6 years after the relevant income tax returns have been filed. Although the outcome of tax audits is inherently uncertain, we believe that adequate provisions for tax, interest and penalties have been recorded in the accompanying consolidated financial statements for any adjustments that may arise from state, local or foreign tax examinations.
As of January 31, 2026, we had approximately $30.9 million of U.S. federal net operating loss ("NOL") carryforwards acquired through the ThinkGeek acquisition, which will expire in years 2031 through 2036, We also had $275.5 million of state NOL carryforwards, of which $239.0 million will expire between 2025 to 2044, $26.9 million have no expiration date, and $9.5 million, acquired through the ThinkGeek acquisition, will expire between 2029 through 2036.
Section 382 under the Internal Revenue Code imposes limitations on the utilization of tax attributes following an ownership change. The federal and state NOL carryforwards acquired through the ThinkGeek acquisition experienced an ownership change on July 17, 2015, and we have determined that these NOLs will be subject to future utilization limitations.
We have approximately $2.2 million of foreign tax credit carryforwards that expire between 2025 through 2027, and approximately $1,366.4 million of foreign NOL carryforwards in various jurisdictions that have no expiration period, substantially all of which relate to Luxembourg and were generated primarily from impairments of international subsidiaries that we have divested or are currently held for sale.
As of January 31, 2026, the gross amount of unrecognized tax benefits was approximately $5.0 million. If we were to prevail on all uncertain tax positions, the net effect would result in approximately a $5.0 million benefit to our effective tax rate, excluding any related to interest and penalties.
The following table presents a reconciliation of the changes in the gross balances of unrecognized tax benefits:

	Fiscal Year ended
	2025	2024	2023
Beginning balance of unrecognized tax benefits	$7.5	$6.8	$9.5
Increases related to current period tax positions	0.3	0.8	0.6
Increase (decrease) related to prior period tax positions	(0.2)	0.1	0.8
Reductions as a result of a lapse of the applicable statute of limitations	(0.4)	(0.2)	(1.1)
Reductions as a result of settlements with taxing authorities	(2.2)	—	(3.0)
Ending balance of unrecognized tax benefits	$5.0	$7.5	$6.8
We recognize accrued interest and penalties related to unrecognized tax benefits within income tax expense in our Consolidated Statement of Operations. As of January 31, 2026, February 1, 2025, and February 3, 2024, we had approximately $2.0 million, $2.2 million and $1.6 million, respectively, of accrued interest and penalties. During fiscal 2025, 2024 and 2023, we recognized approximately $0.2 million of benefit, $0.6 million of expense and $2.1 million of benefit, respectively, in income tax expense related to those items. If we were to prevail on all uncertain tax positions, the reversal of these accrued interest and penalties would result in a corresponding benefit to our effective tax rate.
It is reasonably possible that the amount of the unrecognized benefits with respect to certain positions could significantly increase or decrease within the next 12 months as a result of resolving ongoing audits. However, because audit outcomes and timing are inherently uncertain, and given the complexity of the issues involved, we are unable to reasonably estimate the potential change, if any, in unrecognized tax benefits during that period. Nevertheless, we believe our reserves for uncertain tax positions are adequate as of January 31, 2026.
We do not assert indefinite reinvestment with respect to the undistributed earnings of our foreign subsidiaries. Income taxes and/or withholding taxes associated with amounts available for distribution as of January 31, 2026 are not expected to be material to our financial statements.
The Organization for Economic Co-operation and Development ("OECD"), supported by more than 140 member countries, has agreed to implement a global minimum tax rate of 15% tax on certain multinational enterprises under the Pillar Two framework. These rules began taking effect across various jurisdictions in 2024 as countries enacted legislation aligned with the OECD model. In fiscal 2025, the Company did not incur any Pillar Two top-up taxes and therefore recorded no related impact to the fiscal 2025 effective tax rate. The Company will continue to evaluate additional OECD guidance, as well as pending and enacted legislation in the jurisdictions in which we operate.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

16.     Commitments and Contingencies
Commitments
As of January 31, 2026, we had approximately $6.7 million of outstanding Stand-By Letters of Credit and other bank guarantees supported by $5.5 million of cash collateral that is included in restricted cash.
As of January 31, 2026, we have purchase obligations of $128.7 million with payment dates through fiscal 2026 that represent outstanding purchase orders for merchandise from vendors. These purchase orders are generally cancellable until shipment of the products.
See Note 9, "Leases," for information regarding commitments related to our non-cancelable operating leases.
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
17.     Assets Held for Sale
During the first quarter of fiscal 2025, management approved a plan to divest our operations in France. Accordingly, all relevant assets and liabilities associated with these operations were reclassified to held for sale in our Consolidated Balance Sheets, and as of January 31, 2026 are as follows:

January 31, 2026
Assets Held for Sale
Cash and cash equivalents	$22.5
Receivables, net	8.7
Merchandise inventories, net	53.6
Prepaid expenses and other current assets	5.8
Property and equipment, net	12.9
Operating lease right-of-use-assets	58.3
Other noncurrent assets	15.3
Total assets held for sale (gross)	177.1
Less: Impairment loss	(30.6)
Total assets held for sale (net) as of January 31, 2026	$146.5

Liabilities held for sale
Current liabilities	$86.4
Noncurrent liabilities	49.7
Total liabilities held for sale as of January 31, 2026	$136.1
Based on the expected fair value of this business, net of our costs to sell, we recognized an impairment charge of $17.2 million on Assets held for sale for the French disposal group in the first quarter of fiscal 2025. During the reminder of fiscal 2025, we recorded additional impairment charges totaling $12.6 million. These amounts reflect the remeasurement of the carrying value of the French disposal group to its fair value, including related amounts in Accumulated Other Comprehensive Income.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

18.    Class A Common Stock and Share-Based Compensation
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
During fiscal 2024, we sold an aggregate of 140,000,000 shares of our Class A Common Stock under an at-the-market equity offering programs (the "ATM Transactions"). We generated $3,470.1 million in aggregate gross proceeds from sales under the ATM Transactions. All associated commissions and administrative fees were recognized in additional paid-in capital on our Consolidated Balance Sheets and Selling, general, and administrative expenses in our Consolidated Statements of Operations.
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
Restricted Stock Units
Restricted Stock Units ("RSUs") represent a right to receive one share or the value of one share upon the terms and conditions set forth in the applicable plan and award agreement. We grant RSUs to certain of our associates, officers and non-associate directors. We used the stock price on the grant date to estimate the fair value of our RSUs. The grant date fair value of RSUs is amortized to expense on a straight-line basis over the vesting period. RSUs are not eligible to receive cash dividends; however they are entitled to dividend equivalent rights, which mirror the dividends declared and accumulate as additional RSUs, payable only upon vesting.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

RSAs granted by us are considered to be legally issued and outstanding as of the date of grant, notwithstanding that the shares remain subject to risk of forfeiture if the vesting conditions for such shares are not met and are included in the number of shares of Class A Common Stock outstanding disclosed on the cover page of this annual report on Form 10-K as of March 18, 2026. The total number of shares presented on our consolidated financial statements represents shares of our Class A Common Stock that are legally issued and outstanding. There were no remaining nonvested shares of RSAs as of January 31, 2026 and February 1, 2025.
Time-based RSAs and RSUs generally vest in installments, subject to continued service with us, and subject further to accelerated vesting in the case of retirement eligibility and certain termination events.
The following table presents a summary of our RSU activity:

	Time-Based Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at February 1, 2025	2,168,462	$22.56
Granted	2,062,577	24.07
Vested	(1,267,270)	24.39
Forfeited	(705,886)	23.66
Nonvested shares at January 31, 2026	2,257,883	$22.55
In fiscal 2025, 2024 and 2023, there were 2.3 million, 2.2 million and 4.1 million of restricted stock awards ("RSAs") and restricted stock units ("RSUs") outstanding, respectively.
During fiscal 2025, 2024, and 2023, we granted 2,062,577, 1,926,225, and 2,425,236 time-based RSUs, respectively, with weighted-average grant-date fair values of $24.07, $23.56, and $17.27. No time-based RSAs were granted during fiscal 2025, 2024, or 2023.
We recognized stock-based compensation expense (inclusive of forfeitures) of $26.7 million, $16.4 million, and $22.2 million in fiscal 2025, 2024 and 2023, respectively, within "Selling, general, and administrative expenses" in our Consolidated Statements of Operations.
As of January 31, 2026, unrecognized compensation expense related to nonvested time-based RSUs totaled $46.6 million, which is expected to be recognized over a weighted-average period of 2.1 years.
Income tax benefits associated with stock-based compensation were recognized in fiscal 2025, primarily due to the release of valuation allowance on deferred tax assets related to such compensation. There was no income tax expense (including excess tax deficiencies or valuation allowance impacts) related to stock-based compensation for fiscal 2024 and 2023.
The total fair value of RSAs and RSUs vested, measured as of the respective vesting dates, was $30.9 million, $33.4 million and $43.2 million during fiscal 2025, 2024 and 2023, respectively.
CEO Performance Award
On January 6, 2026, the Board of Directors announced a performance-based nonqualified stock option award (the "CEO Performance Award") to Ryan Cohen, the Company's Chairman and Chief Executive Officer. The CEO Performance Award is subject to shareholder approval, and therefore no stock-based compensation expense has been recorded in fiscal 2025.

19.    Related Party Transactions
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

During the third quarter of fiscal 2024, the Company announced that it had entered into a collaboration with Collectors through its PSA division. Under this arrangement, the Company became an authorized PSA dealer, and PSA provides authentication and grading services for trading cards through select GameStop stores across the United States.
During the second quarter of fiscal 2025, the Company launched Power Packs, a digital trading card platform developed in collaboration with PSA.
Transactions with Collectors and PSA were not material, individually or in the aggregate, during the current fiscal year.

20.    Subsequent Event
Subsequent to year end, the Company posted approximately $0.7 billion of cash into an account of the Company that is pledged as collateral for certain existing and potential cash or physically settled derivative transactions.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2026, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as "COSO." Based on such evaluation, the Company’s management concluded that as of January 31, 2026, the Company’s internal control over financial reporting was effective at a reasonable assurance level.
KPMG LLP, our independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting as of January 31, 2026. Please refer to KPMG LLP’s "Report of Independent Registered Public Accounting Firm" included in Part II, Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected or is reasonably likely to material affect our internal control over financial reporting.

ITEM 9A.    CONTROLS AND PROCEDURES
Report of Independent Registered Accounting Firm
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of January 31, 2026 and has issued its report, which is included in Part II, Item 8 of this Form 10‑K.
ITEM 9B.    OTHER INFORMATION
Security Trading Plans of Directors and Executive Officers
On January 12, 2025, Mark Robinson, the Company’s General Counsel and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 38,802 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until July 31, 2027, or earlier if all transactions under the trading arrangement are completed.
Aside from the plans disclosed above, none of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fourth quarter of the fiscal year ended January 31, 2026, as such terms are defined under Item 408(a) or Regulation S-K.
Performance Award
On January 7, 2026, the Company issued a press release announcing that the Board had granted a performance-based stock option award to Ryan Cohen, the Company's Chairman and Chief Executive Officer. The press release indicated that the Company's shareholders will be asked to approve the award at a special meeting that is expected to be held in March or April 2026. After consideration, the Board has decided to bring the matter to shareholders for vote at the Company's annual meeting scheduled for June 8, 2026.
Update on Certain Benefits and Perquisites
In accordance with the independently-assessed executive security program established by our Board, the Company provides Mr. Cohen with executive security services. The aggregate incremental costs to the Company of providing these services was $1,839,546 for the fiscal year ended January 31, 2026. We believe these arrangements and costs are reasonable, appropriate, necessary and in the best interests of the Company and its stockholders, as they enable Mr. Cohen to carry out his responsibilities and, therefore, mitigate risks to our business. While we do not consider these security services to be a personal benefit for or compensation paid to Mr. Cohen because they arise from, and are necessary for the carrying out of, his employment responsibilities, this amount will be set forth in the definitive proxy statement relating to our 2026 Annual Meeting of Stockholders which is to be filed with the SEC pursuant to Regulation 14A under the Exchange Act in the “All Other Compensation” column of the Summary Compensation Table to be included therein.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE*
Code of Ethics
We have adopted a Code of Ethics for Senior Financial and Executive Officers that is applicable to our Chief Executive Officer, Principal Financial Officer, any Vice President employed in a finance or accounting role and any managing director or finance director of all our foreign subsidiaries. We have also adopted a Code of Standards, Ethics and Conduct applicable to all of our associates. Each of the Code of Ethics and Code of Standards, Ethics and Conduct are available on our website at www.gamestop.com.
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
ITEM 11.    EXECUTIVE COMPENSATION*
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE*
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES*
* The information not otherwise provided herein that is required by Items 10, 11, 12, 13 and 14 will be set forth in the definitive proxy statement relating to our 2026 Annual Meeting of Stockholders to be held on or around June 8, 2026 which is to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a)The following documents are filed as a part of this Form 10-K
(1)Index to Consolidated Financial Statements
Our consolidated financial statements, together with the report of KPMG LLP, our current independent registered public accounting firm and the report of Deloitte & Touche LLP, our predecessor independent registered public accounting firm, are included in Part II, Item 8 of this Form 10-K.
(2) Financial Statement Schedules required to be filed by Item 8 of this Form 10-K:
The following financial statement schedule for the 52 weeks ended January 31, 2026, 52 weeks ended February 1, 2025 and the 53 weeks ended February 3, 2024 is filed as part of this Form 10-K and should be read in conjunction with our consolidated financial statements appearing elsewhere in this Form 10-K. Other schedules have been omitted because they are not applicable.
Schedule II — Valuation and Qualifying Accounts
For fiscal 2025, 2024 and 2023:

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Accounts Payable (1)	Deductions- Write-Offs Net of Recoveries	Balance at End of Period
	(In millions)
Inventory Reserve
Fiscal 2025	$24.5	$46.4	$(9.2)	$(37.4)	$24.3
Fiscal 2024	38.8	41.6	(18.0)	$(37.9)	24.5
Fiscal 2023	46.7	81.3	—	(89.2)	38.8
Valuation Allowance for Deferred Tax Assets
Fiscal 2025	$291.3	$253.0	$—	$(141.1)	403.2
Fiscal 2024	355.2	—	—	(63.9)	291.3
Fiscal 2023	408.5	—	—	(53.3)	355.2
___________________
(1)    Consists primarily of amounts received from vendors for defective allowances.

(b)    Exhibits
EXHIBIT INDEX

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

3.1	Third Amended and Restated Certificate of Incorporation	Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013	September 11, 2013

3.2	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation	Current Report on Form 8-K	June 3, 2022

3.3	Fifth Amended and Restated Bylaws	Current Report on Form 8-K	March 6, 2017

4.1	Description of Securities	Filed herewith.

4.2	Indenture, dated April 1, 2025, between GameStop Corp. and U.S. Bank Trust Company, National Association, as Trustee	Current Report on Form 8-K	April 1, 2025

4.3	Form of Global Note representing GameStop Corp.’s 0.00% Convertible Senior Notes due 2030 (included within Exhibit 4.1)	Current Report on Form 8-K	April 1, 2025

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
4.4	Indenture, dated June 17, 2025, between GameStop Corp. and U.S. Bank Trust Company, National Association, as Trustee.	Current Report on Form 8-K	July 17, 2025

4.5	Form of Global Note representing GameStop Corp.’s 0.00% Convertible Senior Notes due 2032 (included within Exhibit 4.1).	Current Report on Form 8-K	July 17, 2025

4.6	Warrant Agreement (including Form of Warrant), dated October 7, 2025, by and between GameStop Corp., Computershare Inc., and Computershare Trust Company, N.A., as Warrant Agent.	Current Report on Form 8-K	October 7, 2025

10.1	Open Market Sale AgreementSM, dated December 8,2020, by and between GameStop Corp. and Jefferies LLC	Current Report on Form 8-K	December 8, 2020

10.2	Open Market Sale AgreementSM, dated May 17, 2024, by and between GameStop Corp, and Jefferies LLC	Current Report on Form 8-K	May 17, 2024

10.3*	GameStop Corp. 2022 Incentive Plan	Current Report on Form 8-K	June 3, 2022

10.4*†	Form of Restricted Stock Unit Award Agreement for Employees (2022 Plan)	Annual Report on Form 10-K for the fiscal year ended January 28, 2023	March 28, 2023

10.5*	Form of Restricted Stock Unit Award Agreement for Board of Directors (2022 Plan)	Annual Report on Form 10-K for the fiscal year ended January 28, 2023	March 28, 2023

10.6*	GameStop Corp 2019 Incentive Plan	Definitive Proxy Statement for 2019 Annual Meeting of Stockholders	May 14, 2019

10.7*	Form of Restricted Stock Unit Award Agreement (2019 Plan)	Annual Report on Form 10-K for the fiscal year ended January 29, 2022	March 17, 2022

10.8*	Separation Agreement and Mutual Release of Claims, dated April 4, 2024 between the Company and Nir Patel	Current Report on Form 8-K	April 4, 2024

10.9*	Letter Agreement between Mark H. Robinson and GameStop Corp. executed June 7, 2023	Current Report on Form 8-K	June 7, 2023

10.10*	Letter Agreement between Daniel Moore and GameStop Corp., executed April 11, 2024	Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2024	June 11, 2024

10.11*	Letter Agreement between Daniel Moore and GameStop Corp., executed August 8, 2025	Current Report on Form 8-K	August 11, 2025

10.12*	CEO Option Award Agreement	Current Report on Form 8-K	January 8, 2026

19.1	GameStop Corp. Insider Trading Policy	Annual Report on Form 10-K for the fiscal year ended February 1, 2025	March 25, 2025

21.1	Subsidiaries	Filed herewith.

23.1	Consent of KPMG LLP	Filed herewith

23.2	Consent of Deloitte & Touche LLP	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
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
Date: March 24, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ RYAN COHEN	President, Chief Executive Officer and Chairman	March 24, 2026
Ryan Cohen	(Principal Executive Officer)

/s/ DANIEL MOORE	Principal Financial and Accounting Officer	March 24, 2026
Daniel Moore	(Principal Financial Officer)

/s/ ALAN ATTAL	Director	March 24, 2026
Alan Attal

/s/ LARRY CHENG	Director	March 24, 2026
Larry Cheng

/s/ JIM GRUBE	Director	March 24, 2026
Jim Grube

/s/ NAT TURNER	Director	March 24, 2026
Nat Turner