Form 10-Q
period 2026-05-02
GameStop Corp.
filed 2026-06-11
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 2, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of June 5, 2026: 448,691,257.

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
GAMESTOP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)
(unaudited)

	May 2, 2026	May 3, 2025	January 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$7,397.6	$6,385.8	$6,304.7
Marketable securities	970.5	—	2,709.1
Receivables, net of allowance of $3.9, $0.9 and $4.2, respectively	58.8	44.1	45.0
Derivative asset	285.3	—	—
Collateral pledged for derivative asset	983.3	—	—
Digital assets and related receivables	369.6	—	368.4
Merchandise inventories, net	423.3	421.3	403.3
Prepaid expenses and other current assets	27.7	29.3	34.6
Assets held for sale	152.4	226.2	146.5
Total current assets	10,668.5	7,106.7	10,011.6
Property and equipment, net of accumulated depreciation of $492.6, $572.5 and $488.2, respectively	51.9	54.2	48.3
Operating lease right-of-use assets	164.7	272.5	183.3
Deferred income taxes	26.0	18.7	86.8
Other noncurrent assets	63.2	50.5	58.4
Total assets	$10,974.3	$7,502.6	$10,388.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$263.4	$198.4	$147.1
Accrued liabilities and other current liabilities	372.5	328.4	283.8
Current portion of operating lease liabilities	81.4	113.3	87.5
Liabilities held for sale	143.0	207.2	136.1
Total current liabilities	860.3	847.3	654.5
Long-term debt	4,166.1	1,480.7	4,164.3
Operating lease liabilities	91.6	167.8	110.1
Other long-term liabilities	14.2	19.4	15.1
Total liabilities	5,132.2	2,515.2	4,944.0
Stockholders’ equity:
Class A common stock — $.001 par value; 1,000 shares authorized; 448.7, 447.3 and 448.3 shares issued and outstanding, respectively	0.2	0.2	0.2
Additional paid-in capital	5,313.2	5,110.6	5,304.7
Accumulated other comprehensive loss	(66.1)	(86.7)	(65.7)
Retained earnings (loss)	594.8	(36.7)	205.2
Total stockholders’ equity	5,842.1	4,987.4	5,444.4
Total liabilities and stockholders’ equity	$10,974.3	$7,502.6	$10,388.4

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	May 2, 2026	May 3, 2025
Net sales	$835.3	$732.4
Cost of sales	495.0	479.6
Gross profit	340.3	252.8
Selling, general and administrative expenses	201.6	228.1
Asset impairments	(4.6)	35.5
Operating income (loss)	143.3	(10.8)
Interest income, net	(83.7)	(56.9)
Unrealized gain on derivative asset, net	(268.4)	—
Gain on digital assets and related receivables	(1.1)	—
Other income, net	(9.9)	(2.2)
Income before income taxes	506.4	48.3
Income tax expense	116.8	3.5
Net income	$389.6	$44.8

Net income per share:
Basic	$0.87	$0.10
Diluted	$0.66	$0.09

Weighted-average shares outstanding:
Basic	448.4	447.1
Diluted	592.3	497.9

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	May 2, 2026	May 3, 2025
Net income	$389.6	$44.8
Other comprehensive income:
Foreign currency translation adjustment	0.4	7.3
Unrealized loss on available-for-sale securities	(0.8)	—
Total comprehensive income	$389.2	$52.1

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	May 2, 2026	May 3, 2025
Cash flows from operating activities:
Net income	$389.6	$44.8
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	4.5	5.6
Stock-based compensation expense, net	8.5	5.5
Gain on digital assets and related receivables	(1.1)	—
Unrealized gain on derivative asset	(285.3)	—
Loss (gain) on disposal of property and equipment, net	0.1	(1.5)
Asset impairments	(4.6)	35.5
Deferred income taxes	61.4	—
Other, net	(7.8)	(0.4)
Changes in operating assets and liabilities:
Receivables, net	(6.9)	12.0
Merchandise inventories, net	(16.6)	(10.1)
Prepaid expenses and other assets	9.0	6.7
Prepaid income taxes and income taxes payable	39.5	(1.6)
Accounts payable and accrued liabilities	153.5	110.3
Operating lease right-of-use assets and lease liabilities	(6.7)	(0.6)
Changes in other long-term liabilities	0.3	(13.7)
Net cash flows provided by operating activities	337.4	192.5
Cash flows from investing activities:
Capital expenditures	(4.5)	(2.9)
Purchases of marketable securities	(6.4)	(14.7)
Proceeds from maturities and sales of marketable securities	1,727.9	22.6
Collateral pledged for derivative asset	(983.3)	—
Proceeds from written options on digital assets	5.8	—
Proceeds from other divestitures, net of cash disposed	—	2.2
Other	3.4	0.1
Net cash flows provided by investing activities	742.9	7.3
Cash flows from financing activities:
Proceeds from the issuance of convertible debt	—	1,500.0
Debt issuance costs from convertible debt	—	(19.3)
Repayments of debt	—	(2.7)
Proceeds from French term loans	1.4	—
Proceeds from the exercise of warrants	0.1	—
Proceeds from equity awards directly withheld from employees for tax purposes	2.9	2.3
Payments to tax authorities for equity awards directly withheld from employees	(2.9)	(2.3)
Net cash flows provided by financing activities	1.5	1,478.0
Exchange rate effect on cash, cash equivalents and restricted cash	1.9	5.9
Less: Net change in cash balances classified as assets held for sale	—	(49.4)
Increase in cash, cash equivalents and restricted cash	1,083.7	1,634.3
Cash, cash equivalents and restricted cash at beginning of period	6,328.1	4,789.8
Cash, cash equivalents and restricted cash at end of period	$7,411.8	$6,424.1

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)
(unaudited)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 31, 2026	448.3	$0.2	$5,304.7	$(65.7)	$205.2	$5,444.4
Net income	—	—	—	—	389.6	389.6
Foreign currency translation adjustment	—	—	—	0.4	—	0.4
Stock-based compensation expense, net	—	—	8.5	—	—	8.5
Issuance of Class A Common stock, net of cost	0.4	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(0.8)	—	(0.8)
Balance at May 2, 2026	448.7	$0.2	$5,313.2	$(66.1)	$594.8	$5,842.1

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Loss	Total Stockholders' Equity
	Shares	Amount
Balance at February 1, 2025	447.0	$0.2	$5,105.1	$(94.0)	$(81.5)	$4,929.8
Net income	—	—	—	—	44.8	44.8
Foreign currency translation adjustment	—	—	—	7.3	—	7.3
Stock-based compensation expense, net	—	—	5.5	—	—	5.5
Settlement of stock-based awards	0.3	—	—	—	—	—
Balance at May 3, 2025	447.3	$0.2	$5,110.6	$(86.7)	$(36.7)	$4,987.4

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)
1.    General Information
The Company
GameStop Corp. ("GameStop," "we," "us," "our," or the "Company"), a Delaware corporation established in 1996, offers games, collectibles, and entertainment products through its stores and ecommerce platforms.
We operate our business in three geographic segments: United States, Australia and Europe. During the second quarter of fiscal 2025, we divested our operations in Canada, which previously comprised a fourth separate reporting segment. See Note 8, "Segment Information," for additional information. The information contained in these condensed consolidated financial statements refers to continuing operations unless otherwise noted.
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
The accompanying condensed consolidated financial statements and notes are unaudited. The condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended January 31, 2026 ("fiscal 2025") filed with the Securities and Exchange Commission ("SEC") on March 24, 2026. Due to the seasonal nature of our business, our results of operations for the three months ended May 2, 2026 are not necessarily indicative of our future results for the year ending January 30, 2027 ("fiscal 2026").
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2026 consists of 52 weeks ending January 30, 2027. Fiscal 2025 consisted of 52 weeks ended on January 31, 2026. All three-month periods presented herein contain 13 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods. The discussion and analysis of our results of operations refers to continuing operations unless otherwise noted.
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

Table of Contents                GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

2.    Summary of Significant Accounting Policies
Included below are certain updates related to policies included in Part II, Item 8 "Notes to Consolidated Financial Statements," Note 2, Summary of Significant Accounting Policies," in the 2025 Annual Report on Form 10-K.
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
The following table presents a reconciliation of Cash and cash equivalents and Restricted cash in our condensed consolidated balance sheets to total Cash and cash equivalents and Restricted cash in our condensed consolidated statements of cash flows:

	May 2, 2026	May 3, 2025	January 31, 2026
Cash and cash equivalents	$7,397.6	$6,385.8	$6,304.7
Restricted cash(1)	3.6	3.5	3.7
Long-term restricted cash(2)	10.6	34.8	19.7
Total cash, cash equivalents and restricted cash	$7,411.8	$6,424.1	$6,328.1
_________________________________________________
(1)     Recognized in Prepaid expenses and other current assets on our condensed consolidated balance sheets.
(2)    Recognized in Other noncurrent assets on our condensed consolidated balance sheets.

Investments
We have invested a portion of our excess cash in investment grade short-term fixed income securities, which primarily consist of U.S. government and agency securities, commercial paper, as well as time deposits. Investments with an original maturity in excess of 90 days and less than one year are classified as Marketable securities on our condensed consolidated balance sheets. We classify these investments as available-for-sale debt securities and record them at fair value. Unrealized holding gains and losses are recognized in Accumulated other comprehensive loss on our condensed consolidated balance sheets. Realized gains and losses upon sale or extinguishment are reported in Other income, net in our condensed consolidated statements of operations. Each reporting period, we evaluate declines in fair value to determine whether they are attributable to expected credit losses and assess our ability and intent to hold the investment until recovery.
Derivative Asset

During the first quarter of fiscal 2026, the Company entered into a series of paired put and call option transactions (the "Put/Call Pairs") providing economic exposure to 22,176,000 shares of eBay Inc. (“eBay”) common stock, par value $0.001 per share (the "eBay Common Stock"). The Put/Call Pairs are measured at fair value each period, with changes in the fair value recorded in Unrealized gain on derivative asset, net in the condensed consolidated statement of operations as a nonoperating activity. In addition, the Company acquired direct beneficial ownership of 25,000 shares of eBay Common Stock. Collectively, these positions represented an approximately 5% economic interest in the outstanding eBay Common Stock, based on the 444 million shares reported by eBay as outstanding as of April 24, 2026 in its most recent quarterly report on Form 10-Q filed with the SEC on April 29, 2026.
The Put/Call Pairs are scheduled to expire on February 23, 2028. As of May 2, 2026, the Company's condensed consolidated financial statements present a Derivative asset balance of $285.3 million within current assets in its condensed consolidated balance sheets, as the Company intends to exercise these options within the next twelve months.
Each Put/Call Pair, a combination of non-transferable embedded purchased call option and non-transferable embedded written put option entered into contemporaneously with the same counterparty, is accounted for as a single forward contract. Under the master agreement governing all Put/Call Pairs (the "Master Agreement"), all payment and share delivery obligations between the Company and the counterparty are subject to netting.
The Master Agreement provides for the exchange of cash collateral when the fair value of the Put/Call Pairs exceeds or falls below specified contractual thresholds. Cash collateral posted by the Company is held in a restricted account in the Company’s name, but controlled by the counterparty. As of May 2, 2026, the Company had pledged $983.3 million of collateral in connection with the Put/Call Pairs, which is presented as Collateral pledged for derivative asset in the condensed consolidated balance sheets.
The Put/Call Pairs also include a cross-default provision that may be exercised by the counterparty if the Company defaults on certain indebtedness. As of May 2, 2026, no additional collateral would have been required if this provision had been triggered;

Table of Contents                GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

based on the $285.3 million fair value of the instruments, the Company would expect a net settlement inflow upon termination. The Company presents the gross fair value of its derivative assets and derivative liabilities in the condensed consolidated balance sheets. Cash collateral pledged to or received from counterparties is recorded on a gross basis within Collateral pledged for derivative asset and is not offset against the fair value of the derivative instruments.
Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", as clarified by ASU No. 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40); Clarifying the Effective Date." (collectively, 'ASU No. 2024-03'). The guidance includes amendments to require public companies to provide additional disaggregated information about certain costs and expenses in a tabular format. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s condensed consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either a prospective or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.
In April 2026, the FASB issued ASU No. 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends
on Equity-Classified Preferred Stock. The ASU provides guidance on how an issuer should initially measure paid-in-kind (PIK) dividends on equity-classified preferred stock. The amendments do not affect an entity's determination of when to recognize PIK dividends. The update requires that PIK dividends on equity-classified stock be initially measured on the basis of the PIK dividend rate stated in the preferred stock agreement. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. Early adoption is permitted in an interim or annual period. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.
3.    Revenue
The following table presents Net sales by significant product category:

	Three Months Ended
	May 2, 2026	May 3, 2025
Hardware and accessories (1)	$333.7	$345.3
Software (2)	152.7	175.6
Collectibles (3)	348.9	211.5
Total Net sales	$835.3	$732.4
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
See Note 8, "Segment Information," for Net sales by geographic location.

Table of Contents                GAMESTOP CORP.
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
The following table presents our performance obligations recognized in Accrued liabilities and other current liabilities on our condensed consolidated balance sheets:

	May 2, 2026	May 3, 2025
Unredeemed customer liabilities	$110.6	$146.7
Extended warranties	43.7	46.5
Subscriptions	42.1	43.8
Total performance obligations	$196.4	$237.0
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
The following table presents a roll forward of our contract liabilities:

	May 2, 2026	May 3, 2025
Contract liability fiscal year beginning balance	$194.9	$228.9
Increase to contract liabilities (1)	170.6	210.1
Decrease to contract liabilities (2)	(169.5)	(185.3)
Other adjustments (3)	0.4	(16.7)
Contract liability ending balance	$196.4	$237.0
__________________________________________________
(1)    Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to our GameStop Pro® rewards program and extended warranties sold.
(2)    Consists of redemptions and breakage of gift cards, and trade-in credits, redemptions and breakage of reservation deposits, and expiration of loyalty points. Additionally, this includes revenues recognized for our GameStop Pro® rewards program and extended warranties. During the three months ended May 2, 2026 and May 3, 2025, there were $41.5 million and $28.4 million, respectively, of gift cards redeemed that were previously outstanding as of January 31, 2026 and February 1, 2025, respectively.
(3)    Primarily includes Foreign currency translation adjustments in the current year period, and deferred revenue and accrued loyalty points in France which were reclassified to liabilities held for sale in the prior year period.

Table of Contents                GAMESTOP CORP.
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Assets and liabilities that are measured at fair value on a recurring basis include our Cash equivalents, Marketable securities, Digital assets, Digital assets receivable, Derivative assets and liabilities, company-owned life insurance policies with a cash surrender value, and certain nonqualified deferred compensation liabilities.
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
We measure the fair value of our derivative assets and liabilities, digital assets receivable, life insurance policies with cash surrender values and certain nonqualified deferred compensation liabilities based on Level 2 inputs using quotations provided by major market news services, such as Bloomberg, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, contractual prices for the underlying instruments, and other relevant economic measures, all of which are observable in active markets.
When appropriate, valuations are adjusted to reflect credit considerations, generally based on available market evidence.
The following tables present our assets and liabilities measured at fair value on a recurring basis:

	May 2, 2026
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Marketable securities(1)	$971.3	$—	$(0.8)	$970.5
Digital assets(2)	0.2	—	(0.1)	0.1
Level 2:
Derivative asset(3)	—	285.3	—	285.3
Digital assets receivable(2)	428.0	—	(58.4)	369.6
Company-owned life insurance(4)	0.1	—	—	0.1
Total assets	$1,399.6	$285.3	$(59.3)	$1,625.6
Liabilities
Level 2:
Derivative liability on digital assets(5)	$5.4	$3.0	$—	$8.4
Nonqualified deferred compensation(5)	0.1	—	—	0.1
Total liabilities	$5.5	$3.0	$—	$8.5

Table of Contents                GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

	May 3, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Time deposits(6)	$11.4	$—	$—	$11.4
Level 2:
Company-owned life insurance(4)	0.1	—	—	0.1
Total assets	$11.5	$—	$—	$11.5
Liabilities
Level 2:
Nonqualified deferred compensation(5)	0.1	—	—	0.1
Total liabilities	$0.1	$—	$—	$0.1

	January 31, 2026
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Marketable securities(1)	$2,708.7	$0.4	$—	$2,709.1
Digital assets(2)	0.2	—	(0.1)	0.1
Level 2:
Digital assets receivable(2)	428.0	—	(59.7)	368.3
Company-owned life insurance(4)	0.1	—	—	0.1
Total assets	$3,137.0	$0.4	$(59.8)	$3,077.6
Liabilities
Level 2:
Derivative liability on digital assets(5)	$3.0	$(2.3)	$—	$0.7
Nonqualified deferred compensation(5)	0.1	—	—	0.1
Total liabilities	$3.1	$(2.3)	$—	$0.8
_________________________________________________
(1)    Recognized in "Marketable securities" on our condensed consolidated balance sheets.
(2)    Recognized in "Digital assets and related receivables" on our condensed consolidated balance sheets. During fiscal 2025, the Company pledged portion of its digital assets as collateral in connection with a covered‑call strategy, which resulted in the derecognition of the pledged digital assets and the corresponding recognition of a digital asset receivable.
(3)    Recognized in "Derivative asset" on our condensed consolidated balance sheets. See Note 10, "Derivative Asset," for additional information.
(4)    Recognized in "Other noncurrent assets" on our condensed consolidated balance sheets.
(5)    Recognized in "Accrued liabilities and other current liabilities" on our condensed consolidated balance sheets. See Note 11, "Digital assets and Related Receivables," for additional information.
(6)    Recognized in "Assets held for sale" on our condensed consolidated balance sheets. During the first quarter of fiscal year 2025 we reclassified $11.4 million of our marketable securities to assets held for sale, on our condensed consolidated balance sheets.

Assets that are Measured at Fair Value on a Nonrecurring Basis
Assets that are measured at fair value on a nonrecurring basis relate primarily to Property and equipment, Operating lease right-of-use ("ROU") assets and Other intangible assets, which are remeasured when the estimated fair value is below its carrying value. When we determine that impairment has occurred, the carrying value of the asset is reduced to its fair value. No such remeasurements were recorded during the quarter.
The carrying value of our Cash, Restricted cash, Net receivables, Collateral pledged for derivative asset, Accounts payable and Current portion of debt approximate their fair values due to their short-term maturities.

Table of Contents                GAMESTOP CORP.
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
During the first quarter of fiscal 2025, management approved a plan to divest the Company's operations in France. In connection with this plan, we reclassified the debt related to the French disposal group to Liabilities held for sale, within our condensed consolidated balance sheets. The debt had previously been included in the Company's consolidated debt balances and consisted of government-subsidized low interest French term loans maturing from October 2022 through October 2026 ("French Term Loans")
As of May 2, 2026, the French Term Loans included in Liabilities held for sale had a carrying value of $8.9 million and a fair value of $8.8 million. The fair value of our French Term Loans were estimated using a discounted cash flow model that incorporates interest rates available to the Company for similar debt with comparable maturities. The valuation technique uses Level 2 inputs within the fair value hierarchy.
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
5.    Debt
As of May 2, 2026, May 3, 2025 and January 31, 2026, there was $4,166.1 million, $1,480.7 million and $4,164.3 million of outstanding debt, respectively. In addition, $8.9 million, $11.4 million and $7.5 million of debt associated with the French disposal group was classified as current and included in Liabilities held for sale in the condensed consolidated balance sheets as of those dates.
Convertible Senior Notes
Convertible 2030 Notes
On April 1, 2025, we completed a private offering of $1,500.0 million aggregate principal amount of the Convertible 2030 Notes, including the exercise in full of the initial purchaser's option to purchase up to an additional $200 million aggregate principal amount of the Convertible 2030 Notes. The Convertible 2030 Notes are general unsecured obligations of the Company. The Convertible 2030 Notes were issued pursuant to an Indenture, dated April 1, 2025 (the "2030 Indenture"), between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). As of May 2, 2026, the balance of the Convertible 2030 Notes, net of debt issuance costs of $15.4 million was $1,484.6 million. The Company determines the fair value of its Convertible 2030 Notes in accordance with ASC 820, Fair Value Measurement, using observable market inputs on a secondary market exchange (Level 2 input). As of May 2, 2026, the fair value of the Convertible 2030 Notes was approximately $1,675.4 million.
Convertible 2032 Notes
On June 17, 2025, we completed a private offering of $2,250.0 million aggregate principal amount of the Convertible 2032 Notes. Pursuant to the purchase agreement between the Company and the initial purchaser of the Convertible 2032 Notes, the Company granted the initial purchaser an option to purchase up to an additional $450.0 million aggregate principal amount of the Convertible 2032 Notes (the "Additional Notes"). On June 23, 2025, the initial purchaser elected to exercise in full such option, and on June 24, 2025, the Company issued the full aggregate principal amount of the Additional Notes. The Convertible 2032 Notes are general unsecured obligations of the Company. The Convertible 2032 Notes were issued pursuant to an Indenture, dated June 17, 2025 (the "2032 Indenture"), between the Company and the Trustee, as trustee. As of May 2, 2026, the balance of the Convertible 2032 Notes, net of debt issuance costs of $18.5 million was $2,681.5 million. The Company determines the fair value of its Convertible 2032 Notes in accordance with ASC 820, Fair Value Measurement, using observable market inputs on a secondary market exchange (Level 2 input). As of May 2, 2026, the fair value of the Convertible 2032 Notes was approximately $3,000.5 million.
Credit Facilities

We maintain uncommitted letter of credit facilities with certain banks that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. See Note 6, "Commitments and Contingencies," for further information regarding outstanding stand-by letters of credit and other bank guarantees.

Table of Contents                GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

6.    Commitments and Contingencies
Commitments
As of May 2, 2026, we had approximately $7.2 million of outstanding stand-by letters of credit and other bank guarantees supported by $6.0 million of cash collateral that is included in restricted cash.
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
The following table presents a reconciliation of shares used in calculating basic and diluted Net income (loss) per common share:

	Three Months Ended
	May 2, 2026	May 3, 2025
Weighted-average common shares outstanding	448.4	447.1
Dilutive effect of stock-based awards	0.3	0.6
Dilutive effect of Convertible Notes	143.6	50.2
Weighted-average diluted common shares	592.3	497.9

Anti-dilutive shares:
Warrants to purchase common stock	59.1	—

Table of Contents                GAMESTOP CORP.
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
Segment results for Canada reflect retail and ecommerce operations previously conducted in Canada, which were divested during the second quarter of the prior fiscal year, and are not included in the current fiscal year.
Segment results for Australia include retail and ecommerce operations in Australia. These results also previously included operations in New Zealand, which were closed during the fourth quarter of the prior fiscal year.
Current year segment results for Europe include retail and ecommerce operations in France. Segment results for Europe also previously included retail operations in Italy, Germany, Austria, Ireland and Switzerland.
Our chief operating decision makers (“CODM”) are our Chief Executive Officer and our Principal Financial and Accounting Officer, who have responsibility for allocating resources and assessing performance for the operating segments. Our CODM measures segment profit using Operating income (loss), which is defined as Net income (loss) adjusted to exclude non‑operating items, including Interest income, net, Income tax expense (benefit), Loss (gain) on digital assets and related receivables, and Unrealized gain on derivative assets, net.
Transactions between our reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the three months ended May 2, 2026 and May 3, 2025. Information on total assets by segment is not disclosed as such information is not used by our CODM to evaluate segment performance or to allocate resources and capital.
The following tables present segment information:

	United States	Australia	Europe	Total
As of and for the three months ended May 2, 2026
Net sales	$651.1	$99.6	$84.6	$835.3
Cost of sales	368.8	65.3	60.9	495.0
Gross profit	282.3	34.3	23.7	340.3
Selling, general and administrative expenses:	137.7	34.0	29.9	201.6
Store related	112.2	26.8	26.3	165.3
Other	25.5	7.2	3.6	36.3
Asset impairments	—	0.3	(4.9)	(4.6)
Operating income (loss)	144.6	—	(1.3)	143.3
Interest income, net				(83.7)
Unrealized gain on derivative asset, net				(268.4)
Gain on digital assets and related receivables				(1.1)
Other income, net				(9.9)
Income before income taxes				506.4
Income tax expense				116.8
Net income				389.6

Property and equipment, net(1)	35.8	16.1	—	51.9
Capital expenditures	$3.4	$1.1	$—	$4.5
(1) Property and equipment, net for France (Europe) is classified as Assets held for sale on our condensed consolidated balance sheets.

Table of Contents                GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

	United States	Canada	Australia	Europe	Total
As of and for the three months ended May 3, 2025
Net sales	$537.5	$38.2	$81.9	$74.8	$732.4
Cost of sales	343.6	28.2	55.0	52.8	479.6
Gross profit	193.9	10.0	26.9	22.0	252.8
Selling, general and administrative expenses:	160.3	13.9	32.3	21.6	228.1
Store related	131.6	11.3	26.6	22.4	191.9
Other	28.7	2.6	5.7	(0.8)	36.2
Asset impairments	—	18.3	—	17.2	35.5
Operating income (loss)	33.6	(22.2)	(5.4)	(16.8)	(10.8)
Interest income, net					(56.9)
Other income, net					(2.2)
Income before income taxes					48.3
Income tax expense					3.5
Net income					44.8

Property and equipment, net (1)	37.5	—	16.7	—	54.2
Capital expenditures	$1.2	$0.1	$1.0	$0.6	$2.9
(1) Property and equipment, net for Canada and France (Europe) is classified as Assets held for sale on our condensed consolidated balance sheets.

9.    Assets Held for Sale
During the first quarter of fiscal 2025, management approved a plan to divest the Company’s operations in Canada and France. During the second quarter of fiscal 2025, the Company completed the sale of its Canadian subsidiary, Electronic Boutique Canada, Inc., which operated its Canadian retail stores and e-commerce business. Prior to the sale, the assets and liabilities of the Canadian operations were classified as held for sale in the Company’s condensed consolidated balance sheet as of May 3, 2025. Upon completion of the sale, those assets and liabilities were derecognized and are no longer reflected in held-for-sale balances in subsequent periods.
The Company continues to classify the assets and liabilities of its France operations as held for sale. Accordingly, as of May 2, 2026 and January 31, 2026, the assets and liabilities classified as held for sale relate solely to the France operations, while amounts as of May 3, 2025 include both the Canada and France operations. The components are as follows:

Table of Contents                GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

	May 2, 2026	May 3, 2025	January 31, 2026
Assets Held for Sale
Cash and cash equivalents	$28.5	$49.4	$22.5
Marketable Securities	$—	$11.4	$—
Receivables, net	7.3	6.7	8.7
Merchandise inventories, net	52.7	76.3	53.6
Prepaid expenses and other current assets	4.0	9.6	5.8
Property and equipment, net	12.7	13.7	12.9
Operating lease right-of-use-assets	57.7	79.8	58.3
Other noncurrent assets	14.9	14.8	15.3
Total assets held for sale (gross)	177.8	261.7	177.1
Less: Impairment loss	(25.4)	(35.5)	(30.6)
Total assets held for sale (net)	$152.4	$226.2	$146.5

Liabilities held for sale
Current liabilities	$93.8	$140.3	$86.4
Noncurrent liabilities	49.2	66.9	49.7
Total liabilities held for sale	$143.0	$207.2	$136.1

Based on the estimated fair value of these businesses, less costs to sell, the Company recognized an impairment charge of $35.5 million on assets held for sale related to the French and Canadian disposal groups during the first quarter of fiscal 2025.
For fiscal 2025 and the first quarter of fiscal 2026, the Company recognized net impairment charges of $30.6 million and a net impairment reversal of $4.6 million, respectively, related to the French disposal group. These amounts reflect the remeasurement of the carrying value of the French disposal group to fair value, less costs to sell, and include the impact of adjustments previously recorded in Accumulated other comprehensive income.
As of May 2, 2026, the French disposal group included $152.4 million of Assets held for sale and $143.0 million of Liabilities held for sale. The Company expects to complete the sale of its France operations within the next twelve months. Assets and Liabilities classified as held for sale are presented separately in the condensed consolidated balance sheets.
10.    Derivative Asset
During the first quarter of fiscal 2026, the Company entered into Put/Call Pairs providing economic exposure to 22,176,000 shares of eBay Common Stock. In addition, the Company acquired direct beneficial ownership of 25,000 shares of eBay Common Stock. Collectively, these positions represented an approximately 5% economic interest in the outstanding eBay Common Stock, based on the 444 million shares reported by eBay as outstanding as of April 24, 2026 in its most recent Quarterly Report on Form 10‑Q filed with the SEC on April 29, 2026.
The Put/Call Pairs are scheduled to expire on February 23, 2028. Each Put/Call Pair, a combination of non-transferable embedded purchased call option and non-transferable embedded written put option entered into contemporaneously with the same counterparty, is accounted for as a single forward contract.
The Put/Call Pairs were settleable solely in cash until such time as the Company provided the counterparty with evidence that all applicable filings had been made and any required waiting periods had expired or approvals had been obtained under the Hart‑Scott‑Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act Condition”). The HSR Act Condition was satisfied on June 3, 2026. See Note 14, "Subsequent Events," for further information regarding the Put/Call Pairs, including with regard to additional Put/Call Pairs entered into after May 2, 2026.
The Master Agreement provides for the exchange of cash collateral when the fair value of the Put/Call Pairs exceeds or falls below specified contractual thresholds. Cash collateral posted by the Company is held in a restricted account in the Company’s name, but controlled by the counterparty. As of May 2, 2026, the Company had pledged $983.3 million of collateral in connection with the Put/Call Pairs, which is presented as Collateral pledged for derivative asset in the condensed consolidated balance sheets.

Table of Contents                GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

Under the Master Agreement, all payment and share delivery obligations between the Company and the counterparty are subject to netting. The Put/Call Pairs also include a cross-default provision that may be exercised by the counterparty if the Company defaults on certain indebtedness. As of May 2, 2026, no additional collateral would have been required if this provision had been triggered; based on the $285.3 million fair value of the instruments, the Company would expect a net settlement inflow upon termination. The Company presents the gross fair value of the derivative asset in its condensed consolidated balance sheets.
As of May 2, 2026, the fair value of the Put/Call Pairs was $285.3 million, classified as Level 2 within the ASC 820 fair value hierarchy and presented as Derivative asset within Current assets in the condensed consolidated balance sheets. For the three months ended May 2, 2026, the Company recognized an unrealized mark-to-market gain of $285.3 million on a gross basis. This amount is presented net of certain transaction-related costs in Unrealized gain on derivative asset, net within nonoperating income in the condensed consolidated statements of operations. The Put/Call Pairs have not been designated as hedging instruments. The objective for holding these derivatives is to obtain economic exposure to eBay Common Stock.
The following table presents the Company's derivative asset holdings as of May 2, 2026:

	Average Strike Price(1)	Stock Price	Number of Options(2)	Unrealized Gain(2)
Derivative Asset	$91.20	$104.07	22,176,000	$285,296,080

(1)The Put/Call Pairs were acquired in tranches with strike prices ranging between $84.40 to $95.49.
(2) Actual amount; not in millions.

Table of Contents                GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

11.    Digital Assets and Related Receivables
The Company measures its in-scope Digital assets at fair value under ASC 350-60 with fair value determined in accordance with ASC 820. Bitcoin is initially recorded at cost, and subsequently remeasured using unadjusted quoted prices in the principal market that we have identified for Bitcoin (currently, the Coinbase exchange), which we consider an active market. Because the fair value is derived from quoted prices for an identical asset in an active market, Bitcoin is classified within Level 1 of the fair value hierarchy. Unrealized gains and losses from changes in Bitcoin's fair value are recognized in the condensed consolidated statements of operations as Gain on digital assets and related receivables, and are presented as nonoperating activity.
During the second quarter of fiscal year 2025, the Company purchased 4,710 Bitcoin.
During the fourth quarter of fiscal year 2025, the Company entered into an agreement (the "Collateral Agreement") with Coinbase Credit, Inc. (the "counterparty"), under which the Company sold covered call options on a portion of the Bitcoin it owns. The options are accounted for as derivatives under ASC 815 and are not designated as hedging instruments.
Our covered-call contracts are over-the-counter ("OTC") derivatives entered into with Coinbase Credit, Inc. and are typically short-dated. Under the agreements, Bitcoin is pledged as collateral and can be rehypothecated, re-pledged, or otherwise deployed by Coinbase. As of May 2, 2026, we had outstanding covered‑call option contracts referencing approximately 4,709 Bitcoin, with a strike price of $80,000 and a maturity extending through May 29, 2026. Subsequent to the end of the period, these contracts expired on May 29, 2026, and the Company entered into new covered-call option contracts. These contracts resulted in a derivative liability on digital assets of $8.4 million as of May 2, 2026, which is presented within Accrued liabilities and other current liabilities, and an associated Unrealized loss of approximately $1.8 million during the first quarter of fiscal 2026. No Derivative assets were recognized as of the reporting date related to the covered call options. Premiums received at inception are initially recorded on the condensed consolidated balance sheets, and subsequently reflected in earnings consistent with the subsequent fair value changes of the related options.
The fair value of these written options is measured using standard option-pricing models incorporating observable market inputs, including Bitcoin spot prices, implied volatility, and time to expiration. As such, the options are classified as Level 2 within the fair value hierarchy. Changes in the fair value of the options are recognized in earnings within Other income, net, classified as nonoperating activity. This presentation is consistent with the treatment of fair value changes related to our Digital assets and related receivables, which are recognized in earnings within "Gain (loss) on digital assets and related receivables," also classified as nonoperating activity.
In connection with the covered-call strategy, the Company pledged 4,709 Bitcoin (the "Pledged Bitcoin") as collateral. As of May 2, 2026, the Pledged Bitcoin remains subject to the Collateral Agreement. Per the terms of the Collateral Agreement, the counterparty maintained the right to rehypothecate, commingle, or unilaterally sell the Pledged Bitcoin, and the Company concluded that control transferred to the counterparty with respect to the Pledged Bitcoin. Accordingly, the Company derecognized the Pledged Bitcoin as an intangible asset and recognized digital assets receivable on its consolidated balance sheets as of May 2, 2026 and January 31, 2026, representing the fair value of its contractual right to receive equivalent Bitcoin in the future. The Digital assets receivable is due within the next 12 months, and accordingly is classified as a Current asset.
The Digital assets receivable is remeasured at fair value at each reporting date in accordance with ASC 820. The receivable's fair value is determined using Level 2 inputs, specifically the unadjusted quoted prices in active markets for the underlying crypto asset (Bitcoin). While the value of the receivable is directly derived from the market price of Bitcoin, the receivable itself is not a traded instrument, therefore, it is classified within Level 2 of the fair value hierarchy. Changes in the fair value of the Digital assets receivable are recognized within Gain on digital assets and related receivables in the condensed consolidated statements of operations and are presented as nonoperating activity.
The following table presents the Company's digital asset holdings as of May 2, 2026:

	Quantity(1)	Cost Basis	Fair Value	Cumulative Unrealized Gain (Loss)
Bitcoin	1.0	0.2	0.1	(0.1)
Total digital assets held as of May 2, 2026	1.0	$0.2	$0.1	$(0.1)
__________________________________________________
(1) Actual Bitcoin quantity held; not in millions.
The Company recorded a gain of $1.1 million on Digital assets and related receivables during the three months ended May 2, 2026. The Company did not purchase or sell any Bitcoin during the first quarter of fiscal 2026.

Table of Contents                GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

12.    Income Taxes
Our interim tax provision was determined using an estimated annual effective tax rate ("AETR") applied to ordinary pre-tax income, adjusted for the tax effects of discrete items recognized during the three months ended May 2, 2026.
We recognized income tax expense of $116.8 million for the three months ended May 2, 2026, representing an effective tax rate of 23.1%, compared to income tax expense of $3.5 million, or an effective tax rate of 7.2%, for the three months ended May 3, 2025.
The increase in income tax expense was driven primarily by significantly higher pre-tax income for the three months ended May 2, 2026 The increase in the effective tax rate reflects the recognition of certain tax benefits available during the three months ended May 3, 2025, which reduced income tax expense in that period but were substantially all utilized in fiscal 2025. The difference between our effective tax rate and the U.S. federal statutory rate of 21% is primarily attributable to state income taxes.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. The legislation makes permanent certain expiring provisions of the Tax Cuts and Jobs Act, modifies the U.S. international tax framework, and restores certain favorable business tax provisions. The OBBBA's provisions take effect on various dates between 2025 and 2027. The Company has evaluated the legislation and does not expect it to have a material impact on its estimated fiscal 2026 effective tax rate. The Company will continue to monitor implementing guidance and regulations.
13.     Related Party Transactions

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

Transactions with Collectors and PSA were not material, individually or in the aggregate, during the first quarters of fiscal 2026 and 2025.

Table of Contents                GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

14.     Subsequent Events
On May 3, 2026, the Company submitted a non-binding proposal (the “Proposal”) to acquire 100% of the outstanding shares of eBay for $125.00 per share in a combination of cash and stock. On May 12, 2026, eBay rejected the Proposal. Consummation of the Proposal was subject to customary closing conditions, including approval by the shareholders of both the Company and eBay, as well as the receipt of required antitrust approvals. There can be no assurance that the Company will enter into a binding agreement with respect to an acquisition of Ebay, on terms favorable to the Company, or at all.
On May 4, 2026, the Company filed a Schedule 13D with the Securities and Exchange Commission reporting its combined beneficial ownership of, and economic exposure to, eBay, consisting of direct beneficial ownership of 25,000 shares of eBay Common Stock and derivative exposure to 22,176,000 additional shares through a series of American-style put and call option transactions expiring February 23, 2028 (as further described in Note 10).
On May 19, 2026, the Company filed Amendment No. 1 to the Schedule 13D, reflecting an increase in its derivative exposure to 29,078,699 shares of eBay Common Stock.
On May 28, 2026, the Company filed Amendment No. 2 to the Schedule 13D, reflecting a further increase in its derivative exposure to 34,508,990 shares of eBay Common Stock.
On June 5, 2026, the Company filed Amendment No. 3 to the Schedule 13D (the “Amendment No. 3”) disclosing (i) the acquisition of additional eBay Common Stock and Put/Call Pairs and (ii) that the HSR Act Condition was satisfied on June 3, 2026, and as a result, the Company (in the case of the call portion of the Put/Call Pairs) and the financial institution counterparty (in the case of the put portion of the Put/Call Pairs) electing to settle the Put/Call Pairs now have the option, but not the obligation, to elect for physical settlement of the shares of eBay Common Stock underlying such Put/Call Pairs in lieu of cash settlement. Thus, as further reported in Amendment No. 3, the Company may be deemed, as of June 5, 2026, to beneficially own 39,874,306 shares of eBay Common Stock, consisting of 827,648 shares of eBay Common Stock owned directly by the Company and a further 39,046,658 shares of eBay Common Stock underlying the Put/Call Pairs. The Company does not have voting power or dispositive power with respect to the 39,046,658 shares of eBay Common Stock underlying the Put/Call Pairs unless and until such Put/Call Pairs are physically settled for shares of eBay Common Stock.
On June 2, 2026, the Company issued a press release announcing that the Company's Board of Directors has approved a new discretionary $2.0 billion share repurchase authorization to replace the previous share repurchase authorization. Under the new share repurchase authorization, the Company may repurchase shares of its Class A common stock from time to time in compliance with SEC regulations and other legal requirements, and subject to market conditions and other factors. The repurchase authorization does not require the Company to acquire any specific number of shares and may be terminated at any time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in our condensed consolidated financial statements, including the notes thereto set forth in Part I, Item 1 of this Form 10-Q. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. These statements are only predictions based on current expectations and assumptions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update or revise any of these forward-looking statements for any reason, whether as a result of new information, future events or otherwise after the date of this Form 10-Q, except as required by law. You should not place undue reliance on these forward-looking statements. The forward-looking statements involve a number of risks and uncertainties. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements and are discussed in our 2025 Annual Report on Form 10-K, including the disclosures under Part I, Item 1A "Risk Factors."
OVERVIEW
GameStop Corp. ("GameStop," "we," "us," "our" or the "Company"), a Delaware corporation established in 1996, offers games, collectibles, and entertainment products through its stores and ecommerce platforms. As we navigate the evolving commercial landscape, our business model is expanding beyond traditional retail to include value creation through disciplined capital allocation, and we view our significant cash and other sources of liquidity as a strategic asset to be deployed into investments, acquisitions, and control transactions that we believe offer long-term value.

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
•Indirect Spend: We have focused on eliminating non-income generating spend. In fiscal 2025, we significantly reduced indirect costs and intend to continue this discipline in 2026.
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
Subsequent to the end of the first quarter of fiscal 2026, the Company announced a non-binding proposal to acquire eBay Inc.
First Quarter Developments
During the first quarter of fiscal 2026, we continued to advance the strategic priorities we pursued throughout fiscal 2025. Net sales increased 14.0% to $835.3 million compared to the prior-year period — a positive comparison achieved notwithstanding the smaller store base and reduced international footprint resulting from the actions we took during fiscal 2025, including the closure of underperforming stores in the United States, the divestiture of our Canadian operations, and the wind-down of our operations in New Zealand. The increase was driven primarily by continued growth in our collectibles category.
Consistent with our focus on the growth of collectibles, we continued to expand the store space and roll out new fixtures dedicated to the category to support in-store collectibles sales.
We also continued our profit-optimization efforts during the quarter, including further reductions in selling, general and administrative expenses through ongoing cost-discipline and indirect-spend initiatives.
Consistent with our capital allocation strategy, during the first quarter of fiscal 2026 we obtained economic exposure to approximately 5% of eBay's outstanding common stock through a series of put and call option transactions. These transactions resulted in a Derivative asset and an Unrealized gain on derivative asset, net recognized during the quarter. See "Liquidity and Capital Resources" below and Part I, Item 1, "Notes to the Condensed Consolidated Financial Statements" for additional information.
Our balance sheet continued to reflect the proceeds of our 0.00% Convertible Senior Notes due 2030 and 2032, our Bitcoin treasury reserve holdings and related receivables, and the Warrant Distribution completed in fiscal 2025 (NYSE: GME WS), under which a nominal number of warrants were exercised during the quarter. Total Cash, cash equivalents, Marketable securities, Digital assets and related receivables, and Collateral pledged for derivative assets were $9,721.0 million as of May 2, 2026. This total included $7,397.6 million of Cash and cash equivalents, $970.5 million of Marketable securities, $983.3 million of Collateral pledged for derivative asset during the quarter, and approximately $369.6 million in Digital assets and related receivables.
As previously announced, we have entered into an agreement for the potential sale of our operations in France. We do not anticipate closing a significant number of stores in fiscal 2026, as we view our domestic store footprint as a core component of our logistics and fulfillment infrastructure.

CONSOLIDATED RESULTS OF OPERATIONS
The following table presents certain statement of operations items and as a percentage of Net sales:

	Three Months Ended
	May 2, 2026		May 3, 2025		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$835.3	100.0%	$732.4	100.0%	$102.9	14.0%
Cost of sales	495.0	59.3	479.6	65.5	15.4	3.2
Gross profit	340.3	40.7	252.8	34.5	87.5	34.6
Selling, general and administrative expenses	201.6	24.1	228.1	31.1	(26.5)	(11.6)
Asset impairments	(4.6)	(0.6)	35.5	4.8	(40.1)	NM(1)
Operating income (loss)	143.3	17.2	(10.8)	(1.5)	154.1	NM(1)
Interest income, net	(83.7)	(10.0)	(56.9)	(7.8)	(26.8)	47.1
Unrealized gain on derivative asset, net	(268.4)	(32.1)	—	—	(268.4)	100.0
Gain on digital assets and related receivables	(1.1)	(0.1)	—	—	(1.1)	100.0
Other income, net	(9.9)	(1.2)	(2.2)	(0.3)	(7.7)	(350.0)
Income before income taxes	506.4	60.6	48.3	6.6	458.1	948.4
Income tax expense	116.8	14.0	3.5	0.5	113.3	NM (1)
Net income	$389.6	46.6%	$44.8	6.1%	$344.8	769.6
(1) "NM" identifies data that is not meaningful.
The Three Months Ended May 2, 2026 Compared to the Three Months Ended May 3, 2025
Net Sales
The following table presents Net sales by significant product category:

	Three Months Ended
	May 2, 2026		May 3, 2025
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
Hardware and accessories	$333.7	39.9%	$345.3	47.1%
Software	152.7	18.3	175.6	24.0
Collectibles	348.9	41.8	211.5	28.9
Total net sales	$835.3	100.0%	$732.4	100.0%
The following table presents Net sales by reportable segment:

	Three Months Ended
	May 2, 2026		May 3, 2025
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
United States	$651.1	78.0%	$537.5	73.4%
Canada	—	—	38.2	5.2
Australia	99.6	11.9	81.9	11.2
Europe	84.6	10.1	74.8	10.2
Total net sales	$835.3	100.0%	$732.4	100.0%
During the three months ended May 2, 2026, total Net sales increased $102.9 million, or 14.0% compared to the prior year. Net sales increased 21.6% in Australia, 21.1% in the United States, and 13.1% in Europe, while Net sales declined 100.0% in Canada. The overall increase in consolidated Net sales was primarily driven by a $137.4 million or 65.0% increase in collectibles sales, partially offset by a decline in software sales of $22.9 million or 13.0% and a decline in hardware and accessories sales of $11.6 million, or 3.4%. The decline in the Canada segment reflects the divestiture of that business in the second quarter of fiscal 2025.

Gross Profit
Gross profit increased $87.5 million, or 34.6% during the three months ended May 2, 2026, compared to the prior year. Gross profit as a percentage of Net sales increased to 40.7%, from 34.5% in the prior year.
The increase in Gross profit and gross margin was primarily driven by a shift in sales mix towards higher-margin product categories, particularly collectibles. Sales of collectibles increased to 41.8% of total Net sales for the three months ended May 2, 2026, compared to 28.9% in the prior year.
Selling, General and Administrative Expenses
Selling, general, and administrative ("SG&A") expenses decreased $26.5 million, or 11.6% for the three months ended May 2, 2026 compared to the prior year. SG&A as a percentage of Net sales decreased to 24.1% in the current year period compared to 31.1% in the prior year.
The reduction in SG&A was driven by a $9.5 million decrease in labor-related costs, consulting services, and marketing expenses as part of our ongoing cost-optimization initiatives. In addition, store-related rent and occupancy costs and depreciation expense decreased $15.1 million and $1.0 million, respectively, primarily due to store closures and international divestitures completed in recent periods.
Asset Impairments
Asset impairment was a benefit of $4.6 million for the three months ended May 2, 2026, compared to an expense of $35.5 million in the prior year. As a percentage of Net sales, Impairment expense was (0.6)% during the current year period, compared to 4.8% in the prior year. The change was primarily attributable to management's plan, approved in the first quarter of fiscal 2025, to divest the Company's operations in Canada and France, resulting in the reclassification of the related assets and liabilities as held for sale. We recorded $18.3 million of Impairment expense related to the Canadian disposal group in the first quarter of fiscal 2025, and the divestiture was completed during the second quarter of fiscal 2025. We recorded $17.2 million of impairment expense related to the French disposal group in the first quarter of fiscal 2025, and the divestiture is expected to be completed during the current fiscal year.
Interest Income, net
Interest income, net increased $26.8 million to $83.7 million for the three months ended May 2, 2026, compared to $56.9 million in the prior year. The increase was primarily driven by higher Cash and cash equivalent, and Marketable securities balances resulting from the issuance of the Convertible 2030 Notes and Convertible 2032 Notes.
Unrealized Gain on Derivative Asset, net
During the three months ended May 2, 2026, Unrealized gain on derivative asset, net increased $268.4 million or 100% compared to the prior year. The increase in the Unrealized gain on derivative asset, net for the three months ended May 2, 2026 was due to the Company entering into the Put/Call Pairs that provide economic exposure to the eBay Common Stock.
Gain on Digital Assets and Related Receivables
Gain on digital assets and related receivables increased to $1.1 million for the three months ended May 2, 2026, compared to no such gain in the prior year.
Income Tax Expense

We recognized Income tax expense of $116.8 million for the three months ended May 2, 2026, compared to an Income tax expense of $3.5 million for the three months ended May 3, 2025. Our effective income tax rate was 23.1% for the three months ended May 2, 2026 compared to 7.2% for the three months ended May 3, 2025.
The increase in income tax expense was driven primarily by significantly higher pre-tax income for the three months ended May 2, 2026 compared to the three months ended May 3, 2025. The increase in the effective tax rate reflects the recognition of certain tax benefits available during the three months ended May 3, 2025, which reduced income tax expense in that period but were substantially all utilized in fiscal 2025. The difference between our effective tax rate and the U.S. federal statutory rate of 21% is primarily attributable to state income taxes. The difference between our effective tax rate and the statutory income tax rate in the current year period is primarily due to the state income taxes.
See Note 12, "Income Taxes," for additional information.

LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable securities

	May 2, 2026	May 3, 2025	January 31, 2026
Cash and cash equivalents	$7,397.6	$6,385.8	$6,304.7
Marketable securities	970.5	—	2,709.1
Cash, cash equivalents and marketable securities	$8,368.1	$6,385.8	$9,013.8
Sources of Liquidity; Uses of Capital
Our principal sources of liquidity are cash on hand and cash from operations. As of May 2, 2026, we had $7,397.6 million of unrestricted cash and cash equivalents, and $970.5 million of marketable securities.
Our Cash and cash equivalents are carried at cost, which approximates fair value, and consist primarily of cash, money market funds, cash deposits with commercial banks, and highly rated direct short-term instruments with original maturities of 90 days or less.
Our Marketable securities are carried at fair value and include investments in certain highly-rated short-term government notes, government bills, commercial paper, and time deposits. As of May 2, 2026, $970.5 million of these investments had original maturities in excess of 90 days and less than one year and are classified as "Marketable securities" on our condensed consolidated balance sheets.
In fiscal 2025, we reclassified Cash and Marketable securities associated with the French disposal group to Assets held for sale on the condensed consolidated balance sheets. As of May 2, 2026, the French disposal group included $28.5 million of cash and an immaterial amount of marketable securities within Assets held for sale. See Note 9, "Asset Held for Sale," for additional information.
During the first quarter of fiscal 2026, we pledged $983.3 million of cash as collateral in support of our Derivative asset positions, reducing our available liquidity by a corresponding amount. See Note 10, “Derivative Asset,” for additional information.
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
In fiscal 2021, six separate unsecured term loans held by our French subsidiary, Micromania SAS, for a total of €40.0 million were extended for five years. During the first quarter of fiscal 2025, we reclassified the French Term Loans to Liabilities held for sale on the consolidated balance sheets where it continues to be measured at the lower of its carrying amount and fair value less costs to sell. As of May 2, 2026, $8.9 million remains outstanding and classified in "Liabilities held for sale."
Some of our vendors have requested and may continue to request credit support collateral for our inventory purchase obligations and the levels of such collateral will depend on a variety of factors, including our inventory purchase levels, available payment terms for inventories, favorable credit terms, and costs of providing collateral.
We maintain uncommitted facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of May 2, 2026, we had letters of credit and other bank guarantees outstanding in the amount of $7.2 million.
Bitcoin
In the first quarter of fiscal 2025, we announced that the Board approved the addition of Bitcoin as a treasury reserve asset, allowing a portion of our cash or future debt and equity proceeds to be invested in Bitcoin. During the second quarter of fiscal 2025, we purchased 4,710 Bitcoin for $500 million. In the fourth quarter of fiscal 2025, we entered into an agreement (the "Collateral Agreement") with Coinbase Credit, Inc. (the "counterparty"), under which we sold covered call options on a portion of the Bitcoin we own. In connection with this covered-call strategy, we pledged 4,709 Bitcoin (the "Pledged Bitcoin") as collateral.
Under the terms of the Collateral Agreement, the counterparty retained the right to rehypothecate, commingle, or unilaterally sell the Pledged Bitcoin. As a result of these rights, we concluded that control of the Pledged Bitcoin transferred to the counterparty. Accordingly, we derecognized the Pledged Bitcoin as an Intangible asset and recognized Digital assets receivable within Digital assets and related receivables on our condensed consolidated balance sheets representing our contractual right to receive equivalent amount of Bitcoin in the future. Although the classification of these assets has changed, our economic exposure is consistent with direct ownership of the underlying Bitcoin.
We recorded a gain of $1.1 million related to the Digital asset receivable during the first quarter of fiscal 2026, reflecting the increase in the market price of Bitcoin during the period.
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
See " Note 5 “Debt”, for additional information related to the Convertible 2030 Notes and the Convertible 2032 Notes.
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
During the three months ended May 2, 2026, holders exercised 1,950 Warrants, resulting in the issuance of 1,950 shares of common stock and cash proceeds of $62,400.

Cash Flows

	Three Months Ended
	May 2, 2026	May 3, 2025	Change
Cash provided by operating activities	$337.4	$192.5	$144.9
Cash provided by investing activities	742.9	7.3	735.6
Cash provided by financing activities	1.5	1,478.0	(1,476.5)
Exchange rate effect on cash, cash equivalents and restricted cash	1.9	5.9	(4.0)
Net change in cash balance classified as assets held for sale	—	(49.4)	49.4
Increase in cash, cash equivalents and restricted cash	$1,083.7	$1,634.3	$(550.6)

Operating Activities
Cash provided by operating activities was $337.4 million during the three months ended May 2, 2026, compared to $192.5 million during the three months ended May 3, 2025. The increase was primarily driven by higher operating income and increased interest income during the current year period.
Investing Activities
Cash provided by investing activities was $742.9 million during the three months ended May 2, 2026 compared to $7.3 million during the three months ended May 3, 2025.

Cash provided by investing activities during the three months ended May 2, 2026 was primarily due to the proceeds from the sales and maturities of Marketable securities, partially offset by cash pledged as collateral in connection with the Derivative asset.
Cash provided by investing activities during the three months ended May 3, 2025 was primarily due to proceeds from the maturity of Marketable securities, partially offset by purchases of Marketable securities and routine Capital expenditures.
Financing Activities
Cash provided by financing activities was $1.5 million during the three months ended May 2, 2026 compared to $1,478.0 million during the three months ended May 3, 2025. The decrease primarily reflects gross proceeds of $1.5 billion received from the issuance of the 2030 Convertible Notes in the prior year period, with no comparable financing activity in the current year period.

CRITICAL ACCOUNTING ESTIMATES
Valuation of Derivative Asset
During the first quarter of fiscal 2026, the Company recognized a Derivative asset that provides economic exposure to 22,176,000 shares of eBay Inc. (“eBay”) common stock, par value $0.001 per share. This exposure results from a series of paired put and call option transactions (the “Put/Call Pairs”) entered into during the quarter. Each Put/Call Pair is structured as a combination of non-transferable embedded purchased call option and non-transferable embedded written put option entered into contemporaneously with the same counterparty scheduled to expire on February 23, 2028.
The Company considers the valuation of the derivative asset to be a critical accounting estimate due to the significant judgment involved and its material impact on the Company’s financial position and results of operations. The fair value of these options is determined in accordance with ASC 820 using widely accepted option-pricing models that incorporate observable market inputs, including the underlying stock price, implied volatility, and time to expiration. Accordingly, the options are classified as Level 2 within the fair value hierarchy.
These valuation techniques incorporate the contractual terms of the instruments, including the embedded rights and obligations, as well as relevant market conditions and observable inputs as of each reporting date. Key inputs used in the valuation include the strike price, the market price of eBay Common Stock, the number of contracts, and the resulting intrinsic value per share.
As of May 2, 2026, the Company’s condensed consolidated balance sheets reflect a Derivative asset of $285.3 million. During three months ended May 2, 2026, the Company recognized an Unrealized gain on derivative asset, net of $268.4 million, net of certain transaction-related costs, in its condensed consolidated statements of operations.

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and exclude certain disclosures required under GAAP for complete consolidated financial statements. Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Part II—Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those included in our 2025 Annual Report on Form 10-K, other than the valuation of Derivative asset described above.

OFF-BALANCE SHEET ARRANGEMENTS
We had no material off-balance sheet arrangements as of May 2, 2026 other than those disclosed in Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements," Note 5 "Debt" and Note 6 "Commitments and Contingencies" of our condensed consolidated financial statements for additional information.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosures about market risk as set forth in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risks" in our 2025 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") are designed to provide reasonable assurance that required disclosures in the reports that we file or submit under the Exchange Act have been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are effective in ensuring that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, determined that our disclosure controls and procedures were effective as of May 2, 2026 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The matters described in Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements," Note 6 "Commitments and Contingencies - Legal Proceedings" in this Quarterly Report on Form 10-Q are incorporated by reference.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in the section entitled "Risk Factors" in Part I, Item 1A in our 2025 Annual Report on Form 10-K for the year ended January 31, 2026, and the other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION

As of June 5, 2026, there were approximately 448.7 million shares of our Class A common stock outstanding. Of those outstanding shares, approximately 383.7 million (or approximately 86% of our outstanding shares) were held by Cede & Co on behalf of the Depository Trust & Clearing Corporation ("DTC") and approximately 65.0 million shares (or approximately 14% of our outstanding shares) were held by registered holders with our transfer agent, Computershare Limited (“Computershare”), as of June 5, 2026.

Security Trading Plans of Directors and Executive Officers

None of the Company's directors or executive officers of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended May 2, 2026, as such terms are defined under Item 408(a) or Regulation S-K.

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

† Certain schedules and other similar attachments to this exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will provide a copy of such omitted documents to the Securities and Exchange Commission upon request.

* Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

Date: June 11, 2026	By:	/s/ Daniel Moore
Daniel Moore
Principal Financial and Accounting Officer