Form 10-Q
period 2026-08-01
GameStop Corp.
filed 2026-09-09
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of September 3, 2026: 504,500,990.

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
GAMESTOP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)
(unaudited)

	August 1, 2026	August 2, 2025	January 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$4,854.3	$8,694.4	$6,304.7
Marketable securities	206.0	—	2,709.1
Receivables, net of allowance of $3.8, $0.9 and $4.2, respectively	95.4	45.5	45.0
Digital assets and related receivables	294.1	—	368.4
Merchandise inventories, net	439.0	484.9	403.3
Prepaid expenses and other current assets	36.8	36.6	34.6
Assets held for sale	—	177.0	146.5
Total current assets	5,925.6	9,438.4	10,011.6
Property and equipment, net of accumulated depreciation of $487.3, $567.2 and $488.2, respectively	50.1	52.3	48.3
Digital assets	—	528.6	—
Equity investment	4,946.9	—	—
Operating lease right-of-use assets	158.9	249.9	183.3
Deferred income taxes	16.9	18.8	86.8
Other noncurrent assets	46.4	53.1	58.4
Total assets	$11,144.8	$10,341.1	$10,388.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$214.9	$292.9	$147.1
Accrued liabilities and other current liabilities	385.1	283.8	283.8
Current portion of operating lease liabilities	79.7	101.5	87.5
Liabilities held for sale	—	151.7	136.1
Total current liabilities	679.7	829.9	654.5
Long-term debt	4,167.8	4,160.9	4,164.3
Operating lease liabilities	85.7	155.5	110.1
Other long-term liabilities	70.2	18.4	15.1
Total liabilities	5,003.4	5,164.7	4,944.0
Stockholders’ equity:
Class A common stock — $.001 par value; 2,500 shares authorized; 449.1, 447.6 and 448.3 shares issued and outstanding, respectively	0.2	0.2	0.2
Additional paid-in capital	5,320.5	5,116.9	5,304.7
Accumulated other comprehensive loss	(72.8)	(72.6)	(65.7)
Retained earnings (loss)	893.5	131.9	205.2
Total stockholders’ equity	6,141.4	5,176.4	5,444.4
Total liabilities and stockholders’ equity	$11,144.8	$10,341.1	$10,388.4

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$790.2	$972.2	$1,625.5	$1,704.6
Cost of sales	445.2	689.1	940.2	1,168.7
Gross profit	345.0	283.1	685.3	535.9
Selling, general and administrative expenses	187.1	218.8	388.7	446.9
Asset impairments	(2.3)	(2.1)	(6.9)	33.4
Operating income	160.2	66.4	303.5	55.6
Interest income, net	(77.1)	(79.6)	(160.8)	(136.5)
Gain on derivative asset, net	(166.3)	—	(434.7)	—
Loss (gain) on digital assets and related receivables	75.0	(28.6)	73.9	(28.6)
Unrealized gain on equity investment	(72.1)	—	(72.1)	—
Other income, net	(19.5)	—	(29.4)	(2.2)
Income before income taxes	420.2	174.6	926.6	222.9
Income tax expense	121.5	6.0	238.3	9.5
Net income	$298.7	$168.6	$688.3	$213.4

Net income per share:
Basic	$0.67	$0.38	$1.53	$0.48
Diluted	$0.51	$0.31	$1.17	$0.42

Weighted-average shares outstanding:
Basic	448.8	447.4	448.6	447.3
Diluted	592.6	546.5	592.5	506.2

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net income	$298.7	$168.6	$688.3	$213.4
Other comprehensive income:
Foreign currency translation adjustment	(6.9)	14.1	(6.5)	21.4
Unrealized gain (loss) on available-for-sale securities	0.2	—	(0.6)	—
Total comprehensive income	$292.0	$182.7	$681.2	$234.8

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	August 1, 2026	August 2, 2025
Cash flows from operating activities:
Net income	$688.3	$213.4
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	9.1	10.3
Stock-based compensation expense, net	15.8	11.8
Loss (gain) on digital assets and related receivables	73.9	(28.6)
Gain on derivative asset	(488.9)	—
Unrealized gain on equity investment	(72.1)	—
Loss (gain) on disposal of property and equipment, net	0.4	(0.6)
Asset impairments	(6.9)	33.4
Deferred income taxes	123.5	—
Other, net	(25.9)	2.6
Changes in operating assets and liabilities:
Receivables, net	(44.7)	9.8
Merchandise inventories, net	(35.8)	(82.2)
Prepaid expenses and other assets	10.3	5.9
Prepaid income taxes and income taxes payable	(3.3)	(10.4)
Accounts payable and accrued liabilities	161.0	163.9
Operating lease right-of-use assets and lease liabilities	(8.2)	(1.7)
Changes in other long-term liabilities	3.3	(17.7)
Net cash flows provided by operating activities	399.8	309.9
Cash flows from investing activities:
Capital expenditures	(6.2)	(7.0)
Purchases of marketable securities	(7.1)	(67.2)
Proceeds from maturities and sales of marketable securities	2,491.2	64.0
Cash paid for equity investment	(4,386.3)	—
Collateral pledged for derivative asset	(983.3)	—
Proceeds from collateral pledged for derivative asset	983.3	—
Proceeds from written options on digital assets	18.2	—
Purchase of digital assets	—	(500.0)
Proceeds from other divestitures, net of cash disposed	—	(3.4)
Other	25.1	(2.4)
Net cash flows used in investing activities	(1,865.1)	(516.0)
Cash flows from financing activities:
Proceeds from the issuance of convertible debt	—	4,200.0
Debt issuance costs from convertible debt	—	(40.9)
Repayments of debt	—	(5.8)
Proceeds from the exercise of warrants	0.1	—
Proceeds from equity awards directly withheld from employees for tax purposes	5.5	4.6
Payments to tax authorities for equity awards directly withheld from employees	(5.5)	(4.6)
Net cash flows provided by financing activities	0.1	4,153.3
Exchange rate effect on cash, cash equivalents and restricted cash	5.4	6.0
Less: Net change in cash balances classified as assets held for sale	—	(9.1)
(Decrease) Increase in cash, cash equivalents and restricted cash	(1,459.8)	3,944.1
Cash, cash equivalents and restricted cash at beginning of period	6,328.1	4,789.8
Cash, cash equivalents and restricted cash at end of period	$4,868.3	$8,733.9

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)
(unaudited)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 31, 2026	448.3	$0.2	$5,304.7	$(65.7)	$205.2	$5,444.4
Net income	—	—	—	—	389.6	389.6
Foreign currency translation adjustment	—	—	—	0.4	—	0.4
Stock-based compensation expense, net	—	—	8.5	—	—	8.5
Issuance of Class A Common stock, net of cost	0.4	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(0.8)	—	(0.8)
Balance at May 2, 2026	448.7	$0.2	$5,313.2	$(66.1)	$594.8	$5,842.1
Net income	—	—	—	—	298.7	298.7
Foreign currency translation adjustment	—	—	—	(6.9)	—	(6.9)
Stock-based compensation expense, net	—	—	7.3	—	—	7.3
Issuance of Class A Common stock, net of cost	0.4	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	0.2	—	0.2
Balance at August 1, 2026	449.1	$0.2	$5,320.5	$(72.8)	$893.5	$6,141.4

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained (Loss) Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at February 1, 2025	447.0	$0.2	$5,105.1	$(94.0)	$(81.5)	$4,929.8
Net income	—	—	—	—	44.8	44.8
Foreign currency translation adjustment	—	—	—	7.3	—	7.3
Stock-based compensation expense, net	—	—	5.5	—	—	5.5
Settlement of stock-based awards	0.3	—	—	—	—	—
Balance at May 3, 2025	447.3	$0.2	$5,110.6	$(86.7)	$(36.7)	$4,987.4
Net income	—	—	—	—	168.6	168.6
Foreign currency translation adjustment	—	—	—	14.1	—	14.1
Stock-based compensation expense, net	—	—	6.3	—	—	6.3
Settlement of stock-based awards	0.3	—	—	—	—	—
Balance at August 2, 2025	447.6	$0.2	$5,116.9	$(72.6)	$131.9	$5,176.4

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
Effective July 8, 2026, we operate our business in two geographic segments: United States and Australia. During the second quarter of the fiscal year ending January 30, 2027 ("fiscal 2026"), we divested our operations in France, our sole remaining operating entity in Europe, which previously comprised a third separate reporting segment. During the second quarter of the fiscal year ended January 31, 2026 ("fiscal 2025"), we divested our operations in Canada, which previously comprised a fourth separate reporting segment. See Note 8, "Segment Information," for additional information. The information contained in these condensed consolidated financial statements refers to continuing operations unless otherwise noted.
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
The accompanying condensed consolidated financial statements and notes are unaudited. The condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for fiscal 2025 filed with the Securities and Exchange Commission ("SEC") on March 24, 2026. Due to the seasonal nature of our business, our results of operations for the six months ended August 1, 2026 are not necessarily indicative of our future results for fiscal 2026.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

2.    Summary of Significant Accounting Policies
Included below are certain updates related to policies included in Part II, Item 8 "Notes to Consolidated Financial Statements," Note 2, "Summary of Significant Accounting Policies," in the Annual Report on Form 10-K for fiscal 2025.
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
The following table presents a reconciliation of Cash and cash equivalents and Restricted cash in our condensed consolidated balance sheets to total Cash and cash equivalents and Restricted cash in our condensed consolidated statements of cash flows:

	August 1, 2026	August 2, 2025	January 31, 2026
Cash and cash equivalents	$4,854.3	$8,694.4	$6,304.7
Restricted cash(1)	3.2	3.5	3.7
Long-term restricted cash(2)	10.8	36.0	19.7
Total cash, cash equivalents and restricted cash	$4,868.3	$8,733.9	$6,328.1
_________________________________________________
(1)     Recognized in Prepaid expenses and other current assets on our condensed consolidated balance sheets.
(2)    Recognized in Other noncurrent assets on our condensed consolidated balance sheets.

Marketable Securities
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
Derivative Asset and Related Equity Investment

During the first half of fiscal 2026, the Company entered into a series of paired put and call option transactions (the "Put/Call Pairs") that provided economic exposure to shares of eBay Inc. ("eBay") common stock, par value $0.001 per share ("eBay Common Stock").

Each Put/Call Pair, consisting of a non-transferable embedded purchased call option and a non-transferable embedded written put option entered into contemporaneously with the same counterparty, was accounted for as a single forward contract. Under the master agreement governing all Put/Call Pairs (the "Master Agreement"), all payment and share delivery obligations between the Company and the counterparty were subject to net settlement provisions.

The Put/Call Pairs were measured at fair value each reporting period, with changes in fair value recognized in Gain on derivative asset, net within the Company's condensed consolidated statements of operations as a component of non-operating income.

The Master Agreement provided for the exchange of cash collateral when the fair value of the Put/Call Pairs exceeded or fell below specified contractual thresholds. Cash collateral posted by the Company was held in restricted accounts in the Company's name but remained subject to the counterparty's control.

During the second quarter of fiscal 2026, the Company exercised all of the Put/Call Pairs and acquired direct beneficial ownership of the underlying shares of eBay Common Stock. Upon settlement, the Company derecognized the derivative asset and related collateral pledged under the Master Agreement and recognized an Equity investment on its condensed consolidated balance sheets.

The Equity investment has a readily determinable fair value and is classified as a Level 1 asset within the Accounting Standards Codification ("ASC") 820 fair value hierarchy. The investment is measured at fair value each reporting period, with changes in fair

Table of Contents                GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

value recognized in Unrealized gain (loss) on equity investment within the condensed consolidated statements of operations in accordance with ASC 321.

See Note 10, "Derivative Asset and Related Equity Investment," for additional information.

Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", as clarified by ASU No. 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40); Clarifying the Effective Date." (collectively, 'ASU No. 2024-03'). The guidance includes amendments to require public companies to provide additional disaggregated information about certain costs and expenses in a tabular format. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s condensed consolidated financial statements and expects to provide additional disclosures upon adoption of this standard.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied using either a prospective or a retrospective approach. Early adoption is permitted. We are currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements.
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

Table of Contents                GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

3.    Revenue
During the second quarter of fiscal 2026, we revised the significant product categories used to disaggregate Net sales to Collectibles, Pre-Owned and Refurbished, and Video Games. The significant categories previously used to disaggregate Net sales were Hardware and accessories, Software, and Collectibles. The revised categories reflect changes in the composition of our business and align the disclosure with how management currently evaluates sales performance. Consumer engagement has shifted toward collectibles and trading cards, which now represent our largest product category. Our pre-owned and refurbished products — sourced primarily through customer trade-ins and including products we repair or refurbish prior to resale — carry economics distinct from sales of new product, and were previously presented within two separate categories. In addition, an increasing proportion of software spending is fulfilled through digital delivery channels, which has narrowed the distinction between the previous Hardware and accessories and Software categories. The change in presentation had no effect on total Net sales, results of operations, financial position, or reportable segments. Prior period amounts have been recast to conform to the current period presentation.

The following table presents Net sales by significant product category:

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Collectibles(1)	$356.3	$227.6	$705.2	$439.1
Video Games(2)	263.2	494.6	549.8	844.8
Pre-Owned and Refurbished(3)	170.7	250.0	370.5	420.7
Total Net sales	$790.2	$972.2	$1,625.5	$1,704.6
__________________________________________________
(1)    Includes new and pre-owned trading cards and other collectible products; action figures, statues, replicas and other figures; apparel; plush, board games, building sets, and other toys; home goods; and other retail products for collectors and enthusiasts of gaming, entertainment and pop culture; and fees earned from facilitating the submission of customers' trading cards to a third-party authentication and grading service. Collectible products are classified in this category based on the nature of the product, irrespective of whether the product is new or pre-owned.
(2)    Includes new video game hardware, accessories, and software (both physical and digital); digital currency, including platform points and gift cards redeemable for digital games and content; PC gaming products; and extended product warranties sold on new products.
(3)    Includes pre-owned and refurbished video game hardware, physical video game software, accessories, and consumer electronics, acquired primarily through our customer trade-in programs and extended product warranties sold on pre-owned products. This category excludes pre-owned collectible products, which are included in Collectibles.
See Note 8, "Segment Information," for Net sales by geographic location.
Performance Obligations
We have arrangements with customers where our performance obligations are satisfied over time, which primarily relate to extended warranties and our GameStop Pro® rewards program.
We expect to recognize revenue in future periods for remaining performance obligations we have associated with unredeemed gift cards, trade-in credits, reservation deposits and loyalty points earned as part of our GameStop Pro® rewards program (collectively, "unredeemed customer liabilities"), extended warranties, and subscriptions to our GameStop Pro® rewards program. Effective July 15, 2026, we began phasing out the points-earning benefit of our GameStop Pro® Membership. Pro
Members whose membership purchase or renewal date is on or after July 15, 2026 no longer accumulate points through their
Pro Membership.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

The following table presents our performance obligations recognized in Accrued liabilities and other current liabilities on our condensed consolidated balance sheets:

	August 1, 2026	August 2, 2025
Unredeemed customer liabilities	$164.5	$113.4
Extended warranties	40.1	48.0
Subscriptions	40.3	41.9
Total performance obligations	$244.9	$203.3
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
The following table presents a roll forward of our contract liabilities:

	August 1, 2026	August 2, 2025
Contract liability fiscal year beginning balance	$194.9	$228.9
Increase to contract liabilities (1)	380.0	428.4
Decrease to contract liabilities (2)	(330.0)	(454.2)
Other adjustments (3)	—	0.2
Contract liability ending balance	$244.9	$203.3
__________________________________________________
(1)    Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to our GameStop Pro® rewards program and extended warranties sold.
(2)    Consists of redemptions and breakage of gift cards, and trade-in credits, redemptions and breakage of reservation deposits, and expiration of loyalty points. Additionally, this includes revenues recognized for our GameStop Pro® rewards program and extended warranties. During the six months ended August 1, 2026 and August 2, 2025, there were $41.1 million and $28.8 million, respectively, of gift cards redeemed that were previously outstanding as of January 31, 2026 and February 1, 2025, respectively.
(3)    Primarily includes Foreign currency translation adjustments in the current year period, and deferred revenue and accrued loyalty points in France which were reclassified to liabilities held for sale prior to the divestiture of our France operations in the current quarter.
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
Assets and Liabilities that Are Measured at Fair Value on a Recurring Basis
Assets and liabilities that are measured at fair value on a recurring basis include our cash equivalents, marketable securities, digital assets, digital assets receivable, derivative liabilities, equity investments, company-owned life insurance policies with a cash surrender value, and certain nonqualified deferred compensation liabilities.

Table of Contents                GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

We measure the fair value of cash equivalents, certain marketable securities, equity investments and digital assets based on Level 1 inputs using quoted prices in active markets for identical assets. Other marketable securities were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.
Our investments in time deposits are reported at fair value and utilize Level 1 inputs for measurement.
We measure the fair value of our digital assets receivable, life insurance policies with cash surrender values, derivative liability on digital assets and certain nonqualified deferred compensation liabilities based on Level 2 inputs using quotations provided by major market news services, such as Bloomberg, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, contractual prices for the underlying instruments, and other relevant economic measures, all of which are observable in active markets.
When appropriate, valuations are adjusted to reflect credit considerations, generally based on available market evidence.
The following tables present our assets and liabilities measured at fair value on a recurring basis:

	August 1, 2026
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Marketable securities(1)	$206.6	$—	$(0.6)	$206.0
Digital assets(2)	0.2	—	(0.1)	0.1
Equity investment(7)	4,874.8	72.1	—	4,946.9
Level 2:
Digital assets receivable(2)	428.0	—	(134.0)	294.0
Company-owned life insurance(3)	0.1	—	—	0.1
Total assets	$5,509.7	$72.1	$(134.7)	$5,447.1
Liabilities
Level 2:
Derivative liability on digital assets and related receivable(4)	$2.0	$—	$—	$2.0
Nonqualified deferred compensation(5)	0.1	—	—	0.1
Total liabilities	$2.1	$—	$—	$2.1

Table of Contents                GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

	August 2, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Time deposits(6)	$23.2	$—	$—	$23.2
Digital assets(2)	500.0	28.6	—	$528.6
Level 2:
Company-owned life insurance(3)	0.1	—	—	0.1
Total assets	$523.3	$28.6	$—	$551.9
Liabilities
Level 2:
Nonqualified deferred compensation(5)	0.1	—	—	0.1
Total liabilities	$0.1	$—	$—	$0.1

	January 31, 2026
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Marketable securities(1)	$2,708.7	$0.4	$—	$2,709.1
Digital assets(2)	0.2	—	(0.1)	0.1
Level 2:
Digital assets receivable(2)	428.0	—	(59.7)	368.3
Company-owned life insurance(3)	0.1	—	—	0.1
Total assets	$3,137.0	$0.4	$(59.8)	$3,077.6
Liabilities
Level 2:
Derivative liability on digital assets(4)	$3.0	$(2.3)	$—	$0.7
Nonqualified deferred compensation(5)	0.1	—	—	0.1
Total liabilities	$3.1	$(2.3)	$—	$0.8
_________________________________________________
(1)    Recognized in "Marketable securities" on our condensed consolidated balance sheets.
(2)    Recognized in "Digital assets and related receivables" on our condensed consolidated balance sheets. During fiscal 2025, the Company pledged a portion of its digital assets as collateral in connection with a covered‑call strategy, which resulted in the derecognition of the pledged digital assets and the corresponding recognition of a digital asset receivable.
(3)    Recognized in "Other noncurrent assets" on our condensed consolidated balance sheets.
(4)    Recognized in "Accrued liabilities and other current liabilities" on our condensed consolidated balance sheets. See Note 11, "Digital Assets and Related Receivables," for additional information.
(5)    Recognized in "Accrued liabilities and other current liabilities" on our condensed consolidated balance sheets.
(6)    Recognized in marketable securities and assets held for sale on our condensed consolidated balance sheets. During the second quarter of fiscal 2025 we reclassified $23.2 million of our marketable securities to assets held for sale, on our condensed consolidated balance sheets.
(7)    Recognized as "Equity investment" on our condensed consolidated balance sheet. Represents the settlement-date fair value of shares received upon exercise of the Put/Call Pairs (cash paid of $3,955.2 million plus the fair value of the derivative asset derecognized upon settlement) plus the cost of shares acquired through open-market purchases. Cumulative gains recognized on the Put/Call Pairs prior to settlement were recognized in Gain on derivative asset, net.

Assets that Are Measured at Fair Value on a Nonrecurring Basis
Assets that are measured at fair value on a nonrecurring basis relate primarily to Property and equipment, Operating lease right-of-use ("ROU") assets and Other intangible assets, which are remeasured when the estimated fair value is below their carrying values. When we determine that impairment has occurred, the carrying value of the asset is reduced to its fair value. No such remeasurements were recorded during the current fiscal year.
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
During the first quarter of fiscal 2025, management approved a plan to divest the Company's operations in France. In connection with this plan, we reclassified the debt related to the French disposal group to Liabilities held for sale, within our condensed consolidated balance sheets. The debt had previously been included in the Company's consolidated debt balances and consisted of government-subsidized low interest French term loans maturing from October 2022 through October 2026 ("French Term Loans"). The sale of the French disposal group was completed during the second quarter of fiscal 2026.

On October 7, 2025, the Company announced that the Company’s Board of Directors (the “Board") declared the distribution (the “Warrant Distribution”) to the holders of record of the Common Stock and holders of the Convertible Notes, in the form of warrants to purchase shares of Class A common stock (the “Warrants”). The Warrants were issued on the terms and conditions described in the Warrant Agreement (as defined below) and were distributed on October 7, 2025, to the record holders of the Common Stock and the Convertible Notes as of the close of business on October 3, 2025 (the “Record Date”). The Company estimated the fair value of the Warrants using the Black-Scholes option pricing model (Level 3). The estimated fair value of each Warrant on the issuance date was $2.94 and the $173.9 million aggregate fair value of the Warrants was recorded as additional paid-in-capital. Of this aggregate fair value amount, $42.2 million was distributed to the holders of the Convertible Notes and recognized as interest expense and $131.7 million was distributed to stockholders and recorded to retained earnings.
5.    Debt
As of August 1, 2026, August 2, 2025 and January 31, 2026, there was $4,167.8 million, $4,160.9 million and $4,164.3 million of outstanding debt, respectively.
Convertible Senior Notes
Convertible 2030 Notes
On April 1, 2025, we completed a private offering of $1,500.0 million aggregate principal amount of our 0.00% Convertible Senior Notes due 2030 Notes (the "2030 Notes"), including the exercise in full of the initial purchaser's option to purchase up to an additional $200 million aggregate principal amount of the 2030 Notes. The 2030 Notes are general unsecured obligations of the Company. The 2030 Notes were issued pursuant to an Indenture, dated April 1, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). As of August 1, 2026, the balance of the 2030 Notes, net of debt issuance costs of $14.4 million was $1,485.6 million. The Company determines the fair value of its 2030 Notes in accordance with ASC 820, Fair Value Measurement, using observable market inputs on a secondary market exchange (Level 2 input). As of August 1, 2026, the fair value of the 2030 Notes was approximately $1,509.8 million.
Convertible 2032 Notes
On June 17, 2025, we completed a private offering of $2,250.0 million aggregate principal amount of our 0.00% Convertible Senior Notes due 2032 (the "2032 Notes", and together with the 2030 Notes, the “Convertible Notes”), plus the exercise in full of the initial purchaser’s option to purchase up to an additional $450.0 million aggregate principal amount of the 2032 Notes. The 2032 Notes are general unsecured obligations of the Company. The 2032 Notes were issued pursuant to an Indenture, dated June 17, 2025, between the Company and the Trustee, as trustee. As of August 1, 2026, the balance of the 2032 Notes, net of debt issuance costs of $17.8 million was $2,682.2 million. The Company determines the fair value of its 2032 Notes in accordance with ASC 820, Fair Value Measurement, using observable market inputs on a secondary market exchange (Level 2 input). As of August 1, 2026, the fair value of the 2032 Notes was approximately $2,701.2 million.
Credit Facilities

We maintain uncommitted letter of credit facilities with certain banks that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. See Note 6, "Commitments and Contingencies," for further information regarding outstanding stand-by letters of credit and other bank guarantees.

6.    Commitments and Contingencies
Commitments
As of August 1, 2026, we had approximately $4.6 million of outstanding stand-by letters of credit and other bank guarantees supported by $4.6 million of cash collateral that is included in restricted cash.

Legal Proceedings

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
The following table presents a reconciliation of shares used in calculating basic and diluted Net income (loss) per common share:

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Weighted-average common shares outstanding	448.8	447.4	448.6	447.3
Dilutive effect of stock-based awards	0.2	0.6	0.3	0.6
Dilutive effect of Convertible Notes	143.6	98.5	143.6	58.3
Weighted-average diluted common shares	592.6	546.5	592.5	506.2

Anti-dilutive shares:
Warrants to purchase common stock	59.1	—	59.1	—
Restricted stock units	0.1	—	—	—

Table of Contents                GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

8.    Segment Information
Effective July 8, 2026, we operate our business in two geographic segments: United States and Australia. During the second quarter of fiscal 2026, we divested our operations in France, which represented our remaining operating entity in Europe, and previously comprised a third separate reporting segment. During the second quarter of fiscal 2025, we divested our operations in Canada, which previously comprised a fourth separate reporting segment.
We identified segments based on a combination of geographic areas and management responsibility. Segment results for the United States include retail operations in 50 states; our ecommerce website www.gamestop.com; and our GameStop Pro® loyalty program. The United States segment also includes general and administrative expenses related to our corporate offices in Grapevine, Texas.
Segment results for Canada reflect retail and ecommerce operations previously conducted in Canada, which were divested during the second quarter of fiscal 2025.
Segment results for Australia include retail and ecommerce operations in Australia. These results also previously included operations in New Zealand, which were closed during the fourth quarter of fiscal 2025.
Current year segment results for Europe include retail and ecommerce operations previously conducted in France, which were divested during the second quarter of fiscal 2026. Segment results for Europe also previously included retail operations in Italy, Germany, Austria, Ireland and Switzerland, all of which were closed or divested prior to fiscal 2025.

Our chief operating decision makers (“CODM”) are our Chief Executive Officer and our Principal Financial and Accounting Officer, who have responsibility for allocating resources and assessing performance for the operating segments. Our CODM measures segment profit using Operating income (loss), which is defined as Net income (loss) adjusted to exclude non‑operating items, including Interest income, net, Income tax expense (benefit), Gain on derivative asset, net, Loss (gain) on digital assets and related receivables, Unrealized gain on equity investment, and Other income, net.
Transactions between our reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the three and six months ended August 1, 2026 and August 2, 2025. Information on total assets by segment is not disclosed as such information is not used by our CODM to evaluate segment performance or to allocate resources and capital.
The following tables present segment information:

Table of Contents                GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

	United States	Australia	Europe	Total
As of and for the three months ended August 1, 2026
Net sales	$608.2	$120.9	$61.1	$790.2
Cost of sales	325.1	76.8	43.3	445.2
Gross profit	283.1	44.1	17.8	345.0
Selling, general and administrative expenses:	129.9	35.9	21.3	187.1
Store related	104.2	28.3	17.4	149.9
Other	25.7	7.6	3.9	37.2
Asset impairments	—	0.1	(2.4)	(2.3)
Operating income (loss)	153.2	8.1	(1.1)	160.2
Interest income, net				(77.1)
Gain on derivative asset, net				(166.3)
Loss on digital assets and related receivables				75.0
Unrealized gain on equity investment				(72.1)
Other income, net				(19.5)
Income before income taxes				420.2
Income tax expense				121.5
Net income				298.7

Property and equipment, net	34.1	16.0	—	50.1
Capital expenditures	$—	$1.7	$—	$1.7

	United States	Australia	Europe	Total
As of and for the three months ended August 2, 2025
Net sales	$724.6	$140.9	$106.7	$972.2
Cost of sales	509.3	99.1	80.7	689.1
Gross profit	215.3	41.8	26.0	283.1
Selling, general and administrative expenses:	151.6	35.8	31.4	218.8
Store related	129.2	28.6	26.8	184.6
Other	22.4	7.2	4.6	34.2
Asset impairments	—	—	(2.1)	(2.1)
Operating income (loss)	63.7	6.0	(3.3)	66.4
Interest income, net				(79.6)
Unrealized gain on digital assets				(28.6)
Income before income taxes				174.6
Income tax expense				6.0
Net income				168.6

Property and equipment, net (1)	35.8	16.5	—	52.3
Capital expenditures	$2.6	$1.5	$—	$4.1
(1) Property and equipment, net for France (Europe) is classified as Assets held for sale on our condensed consolidated balance sheets.

Table of Contents                GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

	United States	Australia	Europe	Total
As of and for the six months ended August 1, 2026
Net sales	$1,259.3	$220.5	$145.7	$1,625.5
Cost of sales	693.9	142.1	104.2	940.2
Gross profit	565.4	78.4	41.5	685.3
Selling, general and administrative expenses:	267.6	69.9	51.2	388.7
Store related	216.4	55.1	43.7	315.2
Other	51.2	14.8	7.5	73.5
Asset impairments	—	0.4	(7.3)	(6.9)
Operating income (loss)	297.8	8.1	(2.4)	303.5
Interest income, net				(160.8)
Gain on derivative asset, net				(434.7)
Loss on digital assets and related receivables				73.9
Unrealized gain on equity investment				(72.1)
Other income, net				(29.4)
Income before income taxes				926.6
Income tax expense				238.3
Net income				688.3

Property and equipment, net	34.1	16.0	—	50.1
Capital expenditures	3.4	2.8	—	6.2

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
During the second quarter of fiscal 2025, the Company completed the sale of its Canadian subsidiary, Electronics Boutique Canada, Inc., which operated its Canadian retail stores and e-commerce business. Prior to the sale, the assets and liabilities of the Canadian operations were classified as held for sale in the Company’s condensed consolidated balance sheets. Upon completion of the sale, those assets and liabilities were derecognized and are no longer reflected in held-for-sale balances in subsequent periods. The proceeds from the sale and related loss on disposal were immaterial to our financial statements.
During the second quarter of fiscal 2026, the Company completed the sale of its French subsidiary, Micromania GameStop SAS, which together with its subsidiaries operated its French retail stores and e-commerce business. Prior to the sale, the assets and liabilities of its French operations were classified as held for sale in the Company's condensed consolidated balance sheets. Upon completion of the sale, those assets and liabilities were derecognized and are no longer reflected in held-for-sale balances in subsequent periods. The proceeds from the sale and related loss were immaterial to our financial statements.
There were no assets and liabilities classified as held for sale as of August 1, 2026. The assets and liabilities classified as held for sale as of August 2, 2025 and January 31, 2026 relate solely to the France operations. The components are as follows:

Table of Contents                GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

	August 1, 2026	August 2, 2025	January 31, 2026
Assets Held for Sale
Cash and cash equivalents	$—	$9.1	$22.5
Marketable Securities	$—	$23.2	$—
Receivables, net	—	6.8	8.7
Merchandise inventories, net	—	61.8	53.6
Prepaid expenses and other current assets	—	7.1	5.8
Property and equipment, net	—	12.6	12.9
Operating lease right-of-use-assets	—	57.0	58.3
Other noncurrent assets	—	15.0	15.3
Total assets held for sale (gross)	—	192.6	177.1
Less: Impairment loss	—	(15.6)	(30.6)
Total assets held for sale (net)	$—	$177.0	$146.5

Liabilities held for sale
Current liabilities	$—	$101.6	$86.4
Noncurrent liabilities	—	50.1	49.7
Total liabilities held for sale	$—	$151.7	$136.1

Based on the estimated fair value of these businesses, less costs to sell, the Company recognized an impairment charge of $33.4 million on assets held for sale related to the French and Canadian disposal groups during the first half of fiscal 2025.
For fiscal 2025 and the first half of fiscal 2026, the Company recognized net impairment charges of $29.8 million and a net impairment reversal of $6.9 million, respectively, primarily related to the French disposal group. These amounts reflect the remeasurement of the carrying value of the French disposal group to fair value, less costs to sell, and include the impact of currency translation adjustments previously recorded in Accumulated other comprehensive income.
10.    Derivative Asset and Related Equity Investment
Derivative Asset
On May 3, 2026, the Company submitted a non-binding proposal (the "Proposal") to acquire 100% of the outstanding shares of eBay for $125.00 per share in a transaction consisting of cash and Company stock.
In connection with the Proposal, during the first half of fiscal 2026, the Company entered into the Put/Call Pairs providing economic exposure to 39,046,658 shares of eBay Common Stock. Each Put/Call Pair, consisting of a non-transferable embedded purchased call option and a non-transferable embedded written put option entered into contemporaneously with the same counterparty, was accounted for as a single forward contract.
The Put/Call Pairs were settleable solely in cash until the Company provided the counterparty with evidence that all applicable filings had been made and any required waiting periods had expired or approvals had been obtained under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act Condition"). The HSR Act Condition was satisfied on June 3, 2026.
The Company presented the gross fair value of the Put/Call Pairs as a Derivative asset and any related cash collateral as Collateral pledged for derivative asset in its condensed consolidated balance sheets.

For the three and six months ended August 1, 2026, the Company recognized gains on the derivative asset, net, of $166.3 million and $434.7 million, respectively, in its condensed consolidated statements of operations as a component of non-operating income.
Equity Investment

On July 15, 2026, the Company exercised all outstanding Put/Call Pairs and acquired direct beneficial ownership of 39,046,658 shares of eBay Common Stock for aggregate cash consideration of $3,955.2 million, reflecting an average strike price of $101.30 per share. Upon settlement, the Company derecognized the derivative asset and recognized the shares received at their settlement-date fair value of $4,402.9 million, comprising the cash paid upon exercise and the $447.7 million fair value of the

Table of Contents                GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

derivative asset derecognized. The $983.3 million of cash collateral previously pledged under the Master Agreement was returned to the Company upon settlement. During the six months ended August 1, 2026, the Company recognized $40.1 million of transaction costs and $1.2 million of execution fees associated with the Put/Call Pairs within Gain on derivative asset, net.

In addition, the Company acquired 4,343,725 shares of eBay Common Stock through open-market purchases for aggregate cash consideration of $472.3 million, or an average of $108.73 per share.

As of August 1, 2026, the Company beneficially owned an aggregate of 43,390,383 shares of eBay Common Stock, representing approximately 9.8% of the outstanding eBay Common Stock, with a fair value of approximately $4.9 billion. The investment is classified as a noncurrent Equity investment on the condensed consolidated balance sheets, reflecting management's intent to hold the investment on a long-term basis.

For the three and six months ended August 1, 2026, the Company recognized an Unrealized gain on equity investment of $72.1 million in the condensed consolidated statements of operations as a non-operating activity.

The following table presents the Company's total aggregate cost basis in the eBay Common Stock, which reflects the cash paid to acquire the shares, and its relationship to the fair value of the investment as of August 1, 2026:

	# of Shares	Price Per Share	Aggregate Value
Cash paid on settlement of Put/Call Pairs(1)	39,046,658	$101.30	$3,955.2
Less: Funding and execution costs(2)			(41.2)
Cost basis - option-delivered shares	39,046,658	100.24	3,914.0
Direct open-market purchases	4,343,725	108.73	472.3
Total aggregate cost basis	43,390,383	101.09	4,386.3
Fair value at August 1, 2026 ($114.01/share)			4,946.9
Cumulative appreciation over cost basis			560.6
(1) At the average strike price per share.
(2) Expensed in the gain on derivative asset, net.

Of the $560.6 million of cumulative appreciation over cost basis, $488.9 million was recognized in Gain on derivative asset, net, as changes in the fair value of the Put/Call Pairs prior to and upon settlement (before $54.2 million of related fees and transaction costs recognized in the same line), and $72.1 million was recognized in Unrealized gain on equity investment following settlement. Cost basis is a supplemental measure and differs from the carrying value of the Equity investment, which is measured at fair value with changes recognized in earnings.

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
During the fourth quarter of fiscal 2025, the Company entered into an agreement (the "Collateral Agreement") with Coinbase Credit, Inc. ("Coinbase"), under which the Company sold covered call options on a portion of the Bitcoin it owns. The options are accounted for as derivatives under ASC 815 and are not designated as hedging instruments.
Our covered-call contracts are over-the-counter ("OTC") derivatives entered into with Coinbase and are typically short-dated. Under the agreements, Bitcoin is pledged as collateral and can be rehypothecated, re-pledged, or otherwise deployed by Coinbase. As of August 1, 2026, we had outstanding covered-call option contracts referencing approximately 2,000 Bitcoin, with a strike price of $70,000 and a maturity extending through September 25, 2026. These contracts resulted in a derivative liability on digital assets and related receivables of $2.0 million as of August 1, 2026, which is presented within Accrued liabilities and other current liabilities. During the first half of fiscal 2026, changes in the fair value of covered-call option contracts, including contracts that matured prior to August 1, 2026, resulted in a gain of approximately $13.8 million. No derivative assets were recognized as of the reporting date related to covered-call options. Premiums received at inception are initially recorded on the condensed consolidated balance sheets and subsequently reflected in earnings consistent with the subsequent fair value changes of the related options.
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
In connection with the covered-call strategy, the Company pledged 4,709 Bitcoin (the "Pledged Bitcoin") as collateral. Under the terms of the Collateral Agreement, Coinbase maintains the right to rehypothecate, commingle, or unilaterally sell the Pledged Bitcoin, and the Company concluded that control of the Pledged Bitcoin transferred to Coinbase. Accordingly, during the fourth quarter of fiscal 2025, the Company derecognized the Pledged Bitcoin and recognized a Digital assets receivable representing the fair value of its contractual right to receive equivalent Bitcoin in the future. The Digital assets receivable is presented within Digital assets and related receivables on the condensed consolidated balance sheets as of both August 1, 2026 and January 31, 2026, and remains subject to the Collateral Agreement. The receivable is due within the next 12 months and accordingly is classified as a current asset.
The Digital assets receivable is remeasured at fair value at each reporting date in accordance with ASC 820. The receivable's fair value is determined using Level 2 inputs, specifically the unadjusted quoted prices in active markets for the underlying crypto asset (Bitcoin). While the value of the receivable is directly derived from the market price of Bitcoin, the receivable itself is not a traded instrument; therefore, it is classified within Level 2 of the fair value hierarchy. Changes in the fair value of the Digital assets receivable are recognized within Gain on digital assets and related receivables in the condensed consolidated statements of operations and are presented as nonoperating activity.
The following table presents the Company's digital asset holdings as of August 1, 2026:

	Quantity(1)	Cost Basis	Fair Value	Cumulative Unrealized Gain (Loss)
Bitcoin	1.0	0.2	0.1	(0.1)
Total digital assets held as of August 1, 2026	1.0	$0.2	$0.1	$(0.1)
__________________________________________________
(1) Actual Bitcoin quantity held; not in millions.
The Company recorded a loss of $75.0 million and $73.9 million, respectively, on Digital assets and related receivables during the three and six months ended August 1, 2026. The Company did not purchase or sell any Bitcoin during the first half of fiscal 2026.

Table of Contents                GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

12.    Income Taxes
Our interim tax provision was determined using an estimated annual effective tax rate ("AETR") applied to ordinary pre-tax income, adjusted for the tax effects of discrete items recognized during the six months ended August 1, 2026.
We recognized income tax expense of $121.5 million for the three months ended August 1, 2026, representing an effective tax rate of 28.9%, compared to income tax expense of $6.0 million, or an effective tax rate of 3.4%, for the three months ended August 2, 2025.
The increase in income tax expense was driven primarily by significantly higher pre-tax income for the three months ended August 1, 2026. The increase in the effective tax rate reflects that the prior-year period benefited from the utilization of U.S. net operating loss carryforwards and the related release of valuation allowances, which were substantially exhausted by the end of fiscal 2025. The difference between our effective tax rate and the U.S. federal statutory rate of 21% is primarily attributable to state income taxes and losses for which no corresponding tax benefit was recognized.
We recognized income tax expense of $238.3 million for the six months ended August 1, 2026, representing an effective tax rate of 25.7%, compared to income tax expense of $9.5 million, or an effective tax rate of 4.3%, for the six months ended August 2, 2025.

The increase in income tax expense was driven primarily by significantly higher pre-tax income for the six months ended August 1, 2026. The increase in the effective tax rate reflects that the prior-year period benefited from the utilization of U.S. net operating loss carryforwards and the related release of valuation allowances, which were substantially exhausted by the end of fiscal 2025. The difference between our effective tax rate and the U.S. federal statutory rate of 21% is primarily attributable to state income taxes and losses for which no corresponding tax benefit was recognized.
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

During the third quarter of the fiscal year ended February 1, 2025, the Company announced that it had entered into a collaboration with Collectors through its PSA division. Under this arrangement, the Company became an authorized PSA dealer, and PSA provides authentication and grading services for trading cards through select GameStop stores across the United States.

During the second quarter of fiscal 2025, the Company launched Power Packs, a digital trading card platform developed in collaboration with PSA.

Transactions with Collectors and PSA were not material, individually or in the aggregate, during the first two quarters of fiscal 2026 and 2025.
14.     Share Repurchase Program

During the second quarter of fiscal 2026, the Board approved a new discretionary $2.0 billion share repurchase authorization to replace the previous share repurchase authorization. Under the new share repurchase authorization, the Company may repurchase shares of its Class A common stock from time to time in compliance with SEC regulations and other legal requirements, and subject to market conditions and other factors. The repurchase authorization does not require the Company to acquire any specific number of shares and may be terminated at any time. The new share repurchase authorization expires on June 2, 2029.
As of August 1, 2026, the Company had not repurchased any of its shares of Class A common stock under the program.
15.     Subsequent Events

On August 2, 2026, the Company entered into (i) privately negotiated exchange agreements (the “2030 Notes Exchange Agreements”) with a limited number of existing holders (the “2030 Existing Noteholders”) of its 2030 Notes, and (ii) privately negotiated exchange agreements (the “2032 Notes Exchange Agreements” and, together with the 2030 Notes Exchange Agreements, the “Exchange Agreements”) with a limited number of existing holders (the “2032 Existing Noteholders” and, together with the 2030 Existing Noteholders, the “Existing Noteholders”) of its 2032 Notes, in each case relating to the exchange

Table of Contents                GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

(the “Exchange”) of such 2030 Notes and 2032 Notes held by the Existing Noteholders for shares of the Company’s Class A common stock. Pursuant to the Exchange Agreements, the Company agreed to exchange approximately (i) $400 million aggregate principal amount of the outstanding 2030 Notes, and (ii) $1.0 billion aggregate principal amount of the outstanding 2032 Notes (collectively, the “Exchange Notes”) held by the Existing Noteholders.

On August 31, 2026, the Company entered into amendments to each of the Exchange Agreements (the “Amendments”). As originally structured, the Exchange was to be settled entirely in shares of Class A common stock, with the number of shares based in part on the volume-weighted average price of the Class A common stock over a 35 trading day reference period that began on August 3, 2026 (the “Reference Period”). As amended, the remainder of the Reference Period is terminated. Consideration attributable to the elapsed portion of the Reference Period will still be settled in shares, and the remaining consideration will be settled in cash, in an amount based on trading prices on the last trading day prior to the Amendments. The Exchange closed on September 3, 2026. In total, the Existing Noteholders received in the aggregate approximately 55.5 million shares of Class A common stock and approximately $358.4 million in cash.

GameStop expects to recognize a non-cash charge in connection with the Exchange.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in our condensed consolidated financial statements, including the notes thereto set forth in Part I, Item 1 of this Form 10-Q. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. These statements are only predictions based on current expectations and assumptions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update or revise any of these forward-looking statements for any reason, whether as a result of new information, future events or otherwise after the date of this Form 10-Q, except as required by law. You should not place undue reliance on these forward-looking statements. The forward-looking statements involve a number of risks and uncertainties. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements and are discussed in our 2025 Annual Report on Form 10-K for the year ended January 31, 2026 (the “2025 Annual Report on Form 10-K”), including the disclosures under Part I, Item 1A "Risk Factors."
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
Investment Policy & Guidelines
Investments are made in accordance with the guidelines of an Investment Policy that is reviewed at least annually by the Company’s Board of Directors (the “Board”). Permissible investment instruments include cash and cash equivalents (e.g., bank obligations, money market funds, and commercial paper), fixed income securities (e.g., obligations of the U.S. Treasury), equity securities (limited to those listed on major exchanges), derivative instruments and options, and certain crypto-currencies, including Bitcoin.
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
•Structure: The Committee consists of the Company’s Chairman and Chief Executive Officer, Ryan Cohen, and two independent members of the Board.
•Alignment of Interests: Depending on certain market conditions and various risk factors, Mr. Cohen or other members of the Investment Committee, each in their personal capacity or through affiliated investment vehicles, may at times invest in the same securities in which the Company invests. The Board anticipates that such investments will align the interests of the Company with the interests of related parties because they place the personal resources of such directors at risk in substantially the same manner as resources of the Company.
Retail Business
We are optimizing our retail footprint. We view our extensive domestic network of physical locations not merely as stores, but as fulfillment and service anchors that provide immediate capabilities.
Expand Our Addressable Market
The Company continues to explore ways to increase the size of its addressable market through new product and service offerings.
•Strategic Validation: Our recent initiatives support our view that consumers value transactional speed and convenience. By utilizing our stores as efficient trade-in destinations, we have demonstrated that our infrastructure can drive transaction volume and customer engagement.
•The Network Effect: We believe our dense store network serves as a competitive advantage.
Maximize Profitability
The Company continues to focus on cost containment to maximize operating income.
•Indirect Spend: We have focused on eliminating non-income generating spend. In fiscal 2025, we significantly reduced indirect costs and intend to continue this discipline in 2026.
•International Streamlining: We continue to evaluate our international assets for strategic relevance. In the past three years, the Company has exited operations in Ireland, Switzerland, Austria, Germany, New Zealand, Italy, Canada and France.

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
Second Quarter Developments
During the second quarter of fiscal 2026, we continued to advance the strategic priorities we pursued throughout fiscal 2025 and the first quarter of fiscal 2026.
Consistent with our focus on the growth of collectibles, we continued to expand store space and roll out new fixtures dedicated to the category to support in-store collectibles sales. As a result of our efforts in this area, our Collectibles product category increased to 45.1% of our Net Sales in the second quarter of fiscal 2026 compared to 23.4% in the second quarter of fiscal 2025.
We also continued our profit optimization efforts during the quarter, including further reductions in selling, general and administrative expenses through ongoing cost discipline and indirect-spend initiatives.

Our balance sheet continued to reflect the proceeds of our 0.00% Convertible Senior Notes due 2030 (the “2030 Notes”) and 0.00% Convertible Senior Notes due 2032 (the “2032 Notes”, and together with the 2030 Notes, the “Convertible Notes”), and our Bitcoin treasury reserve holdings and related receivables. Total Cash, cash equivalents, Marketable securities, Digital assets and related receivables were $5,354.4 million as of August 1, 2026. This total included $4,854.3 million of Cash and cash equivalents, $206.0 million of Marketable securities, and approximately $294.1 million in Digital assets and related receivables.
During the quarter, our Board of Directors approved a new discretionary $2.0 billion share repurchase authorization, replacing the previous authorization then in effect. As of August 1, 2026, we had not repurchased any shares of our Class A common stock under the new authorization.
We converted our previously disclosed derivative position related to eBay Inc. ("eBay") into a direct equity investment, resulting in a decrease in cash, cash equivalents, and marketable securities. As of August 1, 2026, we held approximately 43.4 million shares of eBay common stock, par value $0.001 per share ("eBay Common Stock") with a fair value of approximately $4.9 billion. We also recorded a $75.0 million loss on Digital assets and related receivables during this quarter, reflecting a decline in the market price of Bitcoin.
Consistent with our international streamlining efforts, we completed the divestiture of our operations in France.

CONSOLIDATED RESULTS OF OPERATIONS
The following table presents certain statement of operations items and as a percentage of Net sales:

	Three Months Ended
	August 1, 2026		August 2, 2025		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$790.2	100.0%	$972.2	100.0%	$(182.0)	(18.7)%
Cost of sales	445.2	56.3	689.1	70.9	(243.9)	(35.4)
Gross profit	345.0	43.7	283.1	29.1	61.9	21.9
Selling, general and administrative expenses	187.1	23.7	218.8	22.5	(31.7)	(14.5)
Asset impairments	(2.3)	(0.3)	(2.1)	(0.2)	(0.2)	9.5
Operating income	160.2	20.3	66.4	6.8	93.8	141.3
Interest income, net	(77.1)	(9.8)	(79.6)	(8.2)	2.5	(3.1)
Gain on derivative asset, net	(166.3)	(21.0)	—	—	(166.3)	100.0
Loss (gain) on digital assets and related receivables	75.0	9.5	(28.6)	(2.9)	103.6	NM(1)
Unrealized gain on equity investment	(72.1)	(9.1)	—	—	(72.1)	100.0
Other income, net	(19.5)	(2.5)	—	—	(19.5)	100.0
Income before income taxes	420.2	53.2	174.6	18.0	245.6	140.7
Income tax expense	121.5	15.4	6.0	0.6	115.5	NM (1)
Net income	$298.7	37.8%	$168.6	17.3%	$130.1	77.2
(1) "NM" identifies data that is not meaningful.

	Six Months Ended
	August 1, 2026		August 2, 2025		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$1,625.5	100.0%	$1,704.6	100.0%	$(79.1)	(4.6)%
Cost of sales	940.2	57.8	1,168.7	68.6	(228.5)	(19.6)
Gross profit	685.3	42.2	535.9	31.4	149.4	27.9
Selling, general and administrative expenses	388.7	23.9	446.9	26.2	(58.2)	(13.0)
Asset impairments	(6.9)	(0.4)	33.4	2.0	(40.3)	NM(1)
Operating income	303.5	18.7	55.6	3.3	247.9	445.9
Interest income, net	(160.8)	(9.9)	(136.5)	(8.0)	(24.3)	17.8
Gain on derivative asset, net	(434.7)	(26.7)	—	—	(434.7)	100.0
Loss (gain) on digital assets and related receivables	73.9	4.5	(28.6)	(1.7)	102.5	NM(1)
Unrealized gain on equity investment	(72.1)	(4.4)	—	—	(72.1)	100.0
Other income, net	(29.4)	(1.8)	(2.2)	(0.1)	(27.2)	NM (1)
Income before income taxes	926.6	57.0	222.9	13.1	703.7	315.7
Income tax expense	238.3	14.7	9.5	0.6	228.8	NM (1)
Net income	$688.3	42.3%	$213.4	12.5%	$474.9	222.5
(1) "NM" identifies data that is not meaningful.

The Three and Six Months Ended August 1, 2026 Compared to the Three and Six Months Ended August 2, 2025
Net Sales

Beginning in the second quarter of fiscal 2026, we present Net sales in three revised product categories — Collectibles, Pre-Owned and Refurbished, and Video Games — to align with how management evaluates the business. Prior period amounts have been recast to conform to the current presentation. See Note 3, "Revenue."
The following table presents Net sales by significant product category:

	Three Months Ended				Six Months Ended
	August 1, 2026		August 2, 2025		August 1, 2026		August 2, 2025
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
Collectibles	$356.3	45.1%	$227.6	23.4%	$705.2	43.4%	$439.1	25.7%
Video Games	263.2	33.3	494.6	50.9	549.8	33.8	844.8	49.6
Pre-Owned and Refurbished	170.7	21.6	250.0	25.7	370.5	22.8	420.7	24.7
Total net sales	$790.2	100.0%	$972.2	100.0%	$1,625.5	100.0%	$1,704.6	100.0%
The following table presents Net sales by reportable segment:

	Three Months Ended				Six Months Ended
	August 1, 2026		August 2, 2025		August 1, 2026		August 2, 2025
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
United States	$608.2	77.0%	$724.6	74.5%	$1,259.3	77.4%	$1,262.1	74.1%
Canada	—	—	—	—	—	—	38.2	2.2
Australia	120.9	15.3	140.9	14.5	220.5	13.6	222.8	13.1
Europe	61.1	7.7	106.7	11.0	145.7	9.0	181.5	10.6
Total net sales	$790.2	100.0%	$972.2	100.0%	$1,625.5	100.0%	$1,704.6	100.0%
Net sales decreased $182.0 million, or 18.7% for the three months ended August 1, 2026, compared to the prior year period.
During the three months ended August 1, 2026, Net sales decreased 14.2% in Australia, 16.1% in the United States, and 42.7% in Europe. The overall decrease in consolidated Net sales for the three months ended August 1, 2026 compared to the prior year period was primarily driven by a decline in Video Games sales of $231.4 million, or 46.8%, and a decline in Pre-Owned and Refurbished sales of $79.3 million or 31.7%. This was partially offset by an increase in Collectibles sales of $128.7 million or 56.5%. The declines in Video Games and in Pre-Owned and Refurbished sales were primarily due to the prior-year launch of the Nintendo Switch 2, with no such launch in the current year period; the prior year period included launch-driven hardware sales and elevated trade-in activity and pre-owned sales associated with the launch. The increase in Collectibles sales was primarily driven by continued growth in trading cards.
Net sales decreased $79.1 million, or 4.6% for the six months ended August 1, 2026, compared to the prior year period.
During the six months ended August 1, 2026, Net sales decreased 19.7% in Europe, 1.0% in Australia, 0.2% in the United States and 100.0% in Canada. The decline in the Canada segment reflects the divestiture of that business in the second quarter of fiscal 2025. The overall decrease in consolidated Net sales for the six months ended August 1, 2026 compared to the prior year period was primarily driven by a decrease in Video Games sales of $295.0 million or 34.9%, and a decrease in Pre-Owned and Refurbished sales of $50.2 million or 11.9%. This was partially offset by an increase in collectible sales of $266.1 million or 60.6%. The decline in Video Game sales was primarily due to the prior-year launch of the Nintendo Switch 2, with no such launch in the current year period.
Gross Profit
Gross profit increased $61.9 million, or 21.9% during the three months ended August 1, 2026, compared to the prior year period. Gross profit as a percentage of Net sales increased to 43.7%, from 29.1% in the prior year period. The increase in Gross profit and gross margin was primarily driven by a shift in sales mix towards our higher-margin product categories: sales of Collectibles increased to 45.1% of total Net sales for the three months ended August 1, 2026, compared to 23.4% in the prior year period, while sales of Video Games - which carry the lowest gross margin of our product categories, particularly new hardware - decreased to 33.3% of Net sales, compared to 50.9% in the prior year period, which included the launch of the Nintendo Switch 2.
Gross profit increased $149.4 million, or 27.9% during the six months ended August 1, 2026, compared to the prior year period.

Gross profit as a percentage of Net sales increased to 42.2%, from 31.4% in the prior year period. The increase in Gross profit and gross margin was primarily driven by a shift in sales mix towards our higher-margin product categories: sales of Collectibles increased to 43.4% of Net sales for the six months ended August 1, 2026, compared to 25.8% in the prior year period, while sales of Video Games decreased to 33.8% of Net sales, compared to 49.6% in the prior year period.
Selling, General and Administrative Expenses
During the three months ended August 1, 2026, Selling, general, and administrative ("SG&A") expenses decreased $31.7 million, or 14.5%, compared to the prior year period. SG&A as a percentage of Net sales increased to 23.7% in the current year period compared to 22.5% in the prior year period.

The reduction in SG&A for the three months ended August 1, 2026 was primarily driven by an $18.5 million decrease in store-related rent and occupancy costs due to store closures and international divestitures completed in such period. In addition, labor-related costs, consulting services and marketing expenses decreased $11.4 million as part of our ongoing cost-optimization initiatives during the three months ended August 1, 2026.
During the six months ended August 1, 2026, SG&A expenses decreased $58.2 million, or 13.0%, compared to the prior year period. SG&A as a percentage of Net sales decreased to 23.9% in the current year period compared to 26.2% in the prior year period.
The reduction in SG&A expenses for the six months ended August 1, 2026 was primarily driven by a $38.4 million decrease in store-related rent and occupancy costs, due to store closures and international divestitures completed in recent periods. In addition, labor-related costs, consulting services and marketing expenses decreased $20.8 million as part of our ongoing cost-optimization initiatives.
Asset Impairments
During the three months ended August 1, 2026, Asset impairment was a benefit of $2.3 million, compared to a benefit of $2.1 million in the prior year period. As a percentage of Net sales, the net impairment benefit was 0.3% during the current year period, compared to 0.2% in the prior year period. The change was attributable to management's plan, approved in the first quarter of fiscal 2025, to divest the Company's operations in France, resulting in the reclassification of the related assets and liabilities as held for sale. The divestiture was completed during the second quarter of fiscal 2026.
During the six months ended August 1, 2026, Asset impairment was a benefit of $6.9 million, compared to an expense of $33.4 million in the prior year period. As a percentage of Net sales, the net impairment benefit was 0.4% during the current year period, compared to expense of 2.0% in the prior year period. The change was primarily attributable to management's plan, approved in the first quarter of fiscal 2025, to divest the Company's operations in Canada and France, resulting in the reclassification of the related assets and liabilities as held for sale. We recorded $18.3 million of Impairment expense related to the Canadian disposal group in the first half of fiscal 2025, and the divestiture was completed during the second quarter of fiscal 2025. We recorded $15.1 million of impairment expense related to the French disposal group in the first half of fiscal 2025, and the divestiture was completed during the second quarter of fiscal 2026.
Interest Income, net
Interest income, net decreased $2.5 million to $77.1 million for the three months ended August 1, 2026, compared to $79.6 million in the prior year period. The decrease was primarily driven by lower average Cash and cash equivalent and Marketable securities balances resulting from the investment in the eBay Common Stock during fiscal 2026.
Interest income, net increased $24.3 million to $160.8 million for the six months ended August 1, 2026, compared to $136.5 million in the prior year period. The increase was primarily driven by higher average Cash and cash equivalent, and Marketable securities balances resulting from the issuance of the Convertible Notes.
Gain on Derivative Asset, net
During the three and six months ended August 1, 2026, we recognized Gain on derivative asset, net of $166.3 million and $434.7 million, respectively. There were no comparable amounts in the prior year periods.
The increase in the Gain on derivative asset, net for the three and six months ended August 1, 2026 was due to the Company entering into the Put/Call Pairs during the first half of fiscal 2026 that provided economic exposure to the eBay Common Stock.
Loss (Gain) on Digital Assets and Related Receivables
For the three months ended August 1, 2026, the Loss on digital assets and related receivables was $75.0 million compared to a Gain on digital assets of $28.6 million in the prior year period.
For the six months ended August 1, 2026, the Loss on digital assets and related receivables was $73.9 million, compared to a Gain on digital assets of $28.6 million in the prior year period.

Unrealized Gain on Equity Investment
During the three and six months ended August 1, 2026, we recognized an Unrealized gain on equity investment of $72.1 million, with no comparable amounts in the prior year periods. The increase in the Unrealized gain on equity investment was due to the Company's investment in eBay Common Stock.
Income Tax Expense

We recognized Income tax expense of $121.5 million for the three months ended August 1, 2026, compared to an Income tax expense of $6.0 million for the three months ended August 2, 2025. Our effective income tax rate was 28.9% for the three months ended August 1, 2026 compared to 3.4% for the three months ended August 2, 2025.

We recognized Income tax expense of $238.3 million for the six months ended August 1, 2026, compared to an Income tax expense of $9.5 million for the six months ended August 2, 2025. Our effective income tax rate was 25.7% for the six months ended August 1, 2026 compared to 4.3% for the six months ended August 2, 2025.

The increase in income tax expense was driven primarily by significantly higher pre-tax income for the three and six months ended August 1, 2026, compared to the three and six months ended August 2, 2025. The increase in the effective tax rate reflects that the prior-year period benefited from the utilization of U.S. net operating loss carryforwards and the related release of valuation allowances, which were substantially exhausted by the end of fiscal 2025. The difference between our effective tax rates and the statutory income tax rates in the current periods is primarily attributable to state income taxes and losses for which no corresponding tax benefit was recognized.
See Note 12, "Income Taxes," for additional information.

LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable securities

	August 1, 2026	August 2, 2025	January 31, 2026
Cash and cash equivalents	$4,854.3	$8,694.4	$6,304.7
Marketable securities	206.0	—	2,709.1
Cash, cash equivalents and marketable securities	$5,060.3	$8,694.4	$9,013.8
Sources of Liquidity; Uses of Capital
Our principal sources of liquidity are cash on hand and cash from operations. As of August 1, 2026, we had $4,854.3 million of unrestricted Cash and cash equivalents, and $206.0 million of Marketable securities.
Our Cash and cash equivalents are carried at cost, which approximates fair value, and consist primarily of cash, money market funds, cash deposits with commercial banks, and highly rated direct short-term instruments with original maturities of 90 days or less.
Our Marketable securities are carried at fair value and include investments in certain highly-rated short-term government notes, government bills, commercial paper, and time deposits. As of August 1, 2026, $206.0 million of these investments had original maturities in excess of 90 days and less than one year and are classified as "Marketable securities" on our condensed consolidated balance sheets.
In fiscal 2025, we reclassified Cash and Marketable securities associated with the French disposal group to Assets held for sale on the condensed consolidated balance sheets. As of August 1, 2026, the divestiture of the French disposal group was completed. See Note 9, "Assets Held for Sale," for additional information.
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
We maintain uncommitted facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of August 1, 2026, we had letters of credit and other bank guarantees outstanding in the amount of $4.6 million.
Bitcoin
In the first quarter of fiscal 2025, we announced that the Board approved the addition of Bitcoin as a treasury reserve asset, allowing a portion of our cash or future debt and equity proceeds to be invested in Bitcoin. During the second quarter of fiscal 2025, we purchased 4,710 Bitcoin for $500 million. In the fourth quarter of fiscal 2025, we entered into an agreement (the "Collateral Agreement") with Coinbase Credit, Inc. ("Coinbase"), under which we sold covered call options on a portion of the Bitcoin we own. In connection with this covered-call strategy, we pledged 4,709 Bitcoin (the "Pledged Bitcoin") as collateral.
Under the terms of the Collateral Agreement, Coinbase retained the right to rehypothecate, commingle, or unilaterally sell the Pledged Bitcoin. As a result of these rights, we concluded that control of the Pledged Bitcoin transferred to Coinbase. Accordingly, during the fourth quarter of fiscal 2025, we derecognized the Pledged Bitcoin as an Intangible asset and recognized Digital assets receivable within Digital assets and related receivables on our condensed consolidated balance sheets representing our contractual right to receive equivalent amount of Bitcoin in the future. The Digital assets receivable is presented within Digital assets and related receivables on the condensed consolidated balance sheets as of both August 1, 2026 and January 31, 2026, and remains subject to the Collateral Agreement. Although the classification of these assets has changed, our economic exposure is consistent with direct ownership of the underlying Bitcoin, except to the extent of the covered call options written on a portion of those holdings.

We recorded a loss of $75.0 million and $73.9 million related to the Digital asset receivable during the three and six months ended August 1, 2026, respectively, reflecting the decrease in the market price of Bitcoin during the periods.
At-the-Market Equity Offering Program
On May 17, 2024, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the “Sales Agent”) providing for the sale by the Company of shares of our Class A common stock, from time to time, through the Sales Agent in connection with an “at-the-market offering” program (the “ATM Offering”). No shares of Common Stock were sold under the ATM Offering during the six months ended August 1, 2026.
Convertible Senior Notes
On April 1, 2025, we completed a private offering of $1,500 million aggregate principal amount of the Convertible 2030 Notes, including the exercise in full of the initial purchaser's option to purchase up to an additional $200 million aggregate principal amount of the 2030 Notes. The 2030 Notes are general unsecured obligations of the Company. The 2030 Notes were issued pursuant to an Indenture, dated April 1, 2025, between the Company and U.S. Bank Trust Company, National Association (the "Trustee"), as trustee.
On June 17, 2025, we completed a private offering of $2,250 million aggregate principal of the 2032 Notes, plus the exercise of the option by the initial purchaser of the 2032 Notes to purchase up to an additional $450 million aggregate principal amount of 2032 Notes. The 2032 Notes are general unsecured obligations of the Company. The 2032 Notes were issued pursuant to an Indenture, dated June 17, 2025, between the Company and the Trustee, as trustee.
See Note 5 “Debt” and Note 15 "Subsequent Events" for additional information related to the Convertible Notes.
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
Pursuant to the terms of the Warrant Agreement between the Company, Computershare Inc., a Delaware corporation, and its affiliate, Computershare Trust Company, N.A., as Warrant Agent (the “Warrant Agreement”), each holder of record of Common Stock as of the Record Date received one Warrant for every ten shares of Common Stock (rounded down to the nearest whole number for any fractional Warrant). Holders of the Convertible Notes also received Warrants on an “as converted” basis in lieu of an adjustment to the conversion rate of the Convertible Notes pursuant to the applicable indenture governing the Convertible Notes. The distribution of the Warrants to the Convertible Noteholders was at the same time and on the same terms as holders of Common Stock. Holders of the Convertible Notes were not required to convert the Convertible Notes into Common Stock in order to receive the Warrants.
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
During the six months ended August 1, 2026, holders exercised 2,534 Warrants, resulting in the issuance of 2,534 shares of common stock and cash proceeds of $0.1 million.
Share Authorization
On July 7, 2026, GameStop shareholders approved an amendment to the Company’s certificate of incorporation, increasing the number of authorized shares of Class A common stock from 1.0 billion to 2.5 billion.
Share Repurchase Authorization

During the second quarter of fiscal 2026, the Board approved a new discretionary $2.0 billion share repurchase authorization to replace the previous share repurchase authorization. Under the new share repurchase authorization, the Company may repurchase shares of its Class A common stock from time to time in compliance with SEC regulations and other legal requirements, and subject to market conditions and other factors. The repurchase authorization does not require the Company to acquire any specific number of shares and may be terminated at any time.

Cash Flows

	Six Months Ended
	August 1, 2026	August 2, 2025	Change
Cash provided by operating activities	$399.8	$309.9	$89.9
Cash used in investing activities	(1,865.1)	(516.0)	(1,349.1)
Cash provided by financing activities	0.1	4,153.3	(4,153.2)
Exchange rate effect on cash, cash equivalents and restricted cash	5.4	6.0	(0.6)
Net change in cash balance classified as assets held for sale	—	(9.1)	9.1
(Decrease) Increase in cash, cash equivalents and restricted cash	$(1,459.8)	$3,944.1	$(5,403.9)

Operating Activities
Cash provided by operating activities was $399.8 million during the six months ended August 1, 2026, compared to $309.9 million during the six months ended August 2, 2025. The increase was primarily driven by higher operating income and increased interest income during the current year period.
Investing Activities
Cash used in investing activities was $1,865.1 million during the six months ended August 1, 2026 compared to cash used in investing activities of $516.0 million during the six months ended August 2, 2025.

Cash used in investing activities during the six months ended August 1, 2026 was primarily driven by the equity investment in eBay, partially offset by proceeds from the sales and maturities of marketable securities.
Cash used in investing activities during the six months ended August 2, 2025 was primarily due to the purchase of digital assets in the second quarter of fiscal 2025.
Financing Activities
Cash provided by financing activities was $0.1 million during the six months ended August 1, 2026, compared to $4,153.3 million during the six months ended August 2, 2025. The decrease was primarily due to $4.2 billion of gross proceeds received from the issuance of the Convertible Notes in the prior-year period, with no comparable financing activity in the current-year period.

CRITICAL ACCOUNTING ESTIMATES
Valuation of Derivative Asset
During the first half of fiscal 2026, the Company recognized a Derivative asset that provided economic exposure to 39,046,658 shares of eBay Common Stock. This exposure resulted from a series of paired put and call option transactions (the “Put/Call Pairs”) entered into during the first half of fiscal 2026. Each Put/Call Pair was structured as a combination of non-transferable embedded purchased call option and non-transferable embedded written put option entered into contemporaneously with the same counterparty.
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
All Put/Call Pairs were exercised and settled during the second quarter of fiscal 2026, and no Derivative asset remained on the Company's condensed consolidated balance sheets as of August 1, 2026. During the three and six months ended August 1,

2026, the Company recognized a Gain on derivative asset, net of $166.3 million and $434.7 million, respectively. net of certain transaction-related costs,in its condensed consolidated statements of operations.
Our condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and exclude certain disclosures required under GAAP for complete consolidated financial statements. Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Part II—Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those included in our 2025 Annual Report on Form 10-K, other than the valuation of Derivative asset described above.

OFF-BALANCE SHEET ARRANGEMENTS
We had no material off-balance sheet arrangements as of August 1, 2026 other than those disclosed in Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements," Note 5 "Debt" and Note 6 "Commitments and Contingencies" of our condensed consolidated financial statements for additional information.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosures about market risk as set forth in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risks" in our 2025 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are designed to provide reasonable assurance that required disclosures in the reports that we file or submit under the Exchange Act have been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are effective in ensuring that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, determined that our disclosure controls and procedures were effective as of August 1, 2026 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The matters described in Part I, Item 1 "Notes to Condensed Consolidated Financial Statements," Note 6 "Commitments and Contingencies - Legal Proceedings" in this Quarterly Report on Form 10-Q are incorporated by reference.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in the section entitled "Risk Factors" in Part I, Item 1A in our 2025 Annual Report on Form 10-K, and the other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the second quarter of fiscal 2026, the Board approved a new discretionary $2.0 billion share repurchase authorization, replacing the previous authorization. The new share authorization expires on June 2, 2029. No shares of our Class A common stock were repurchased during the three months ended August 1, 2026, and the full $2.0 billion remained available under the authorization as of August 1, 2026.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION

Security Trading Plans of Directors and Executive Officers

None of the Company's directors or executive officers of the Company adopted, amended or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended August 1, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
3.1	Third Amended and Restated Certificate of Incorporation.	Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013	September 11, 2013

3.2	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation.	Current Report on Form 8-K	June 3, 2022

3.3	Fifth Amended and Restated Bylaws.	Current Report on Form 8-K	March 6, 2017

4.1	Warrant Agreement (including Form of Warrant), dated October 7, 2025, by and between GameStop Corp., Computershare Inc., and Computershare Trust Company, N.A., as Warrant Agent.	Current Report on Form 8-K	October 7, 2025

10.1	Form of Exchange Agreement for 2030 Notes.	Filed herewith.

10.2	Form of Exchange Agreement for 2032 Notes.	Filed herewith.

10.3	Form of Amendment to Exchange Agreement for 2030 Notes.	Filed herewith.

10.4	Form of Amendment to Exchange Agreement for 2032 Notes.	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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

GAMESTOP CORP.

Date: September 9, 2026	By:	/s/ Daniel Moore
Daniel Moore
Principal Financial and Accounting Officer